Form 10QSB
period 2001-03-31
ALEC BRADLEY CIGAR CORP/FL
filed 2001-05-22
CIK 1058786

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.


         ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from   ______________________ to ____________________.

Commission file number:   0-32137
                          -------



                            ALEC BRADLEY CIGAR CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                           65-0701352
--------------------------------------------------------------------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification No.)

1750 N. W. 65th Avenue, Plantation, Florida                      33313
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (954)  321-5991


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ ]                            No      [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2001, there were 4,484,777 shares of Class A Common Stock, par value $.0001 per share.

                            ALEC BRADLEY CIGAR CORP.




                                    I N D E X



Part I.       Financial Information.


Item 1.       Financial Statements (Unaudited).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.      Other Information.

                            ALEC BRADLEY CIGAR CORP.

                                 Balance Sheets

                         A S S E T S                                  March 31,            December 31,
                                                                        2001                   2000
                                                                  ---------------         --------------
                                                                     (Unaudited)
Current Assets:
   Cash and cash equivalents                                      $        24,412         $       45,562
   Accounts receivable, net of allowance for doubtful
    accounts of $1,210 in 2000 and $5,700 in 1999                          43,695                 25,500
   Inventory                                                               55,540                 62,723
   Prepaid expenses                                                        13,413                 11,580
                                                                  ---------------         --------------

           Total Current Assets                                           137,060                145,365

Furniture and Equipment - net                                              15,109                 15,184

Trademarks, net and Other Assets                                            6,377                  6,752
                                                                  ---------------         --------------

                                                                  $       158,546         $      167,301
                                                                  ===============         ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                          $        96,540         $      112,841
   Payroll taxes payable                                                    3,945                      -
   Directors' loans and advances                                            6,000                      -
                                                                  ---------------         --------------

           Total Current Liabilities                                      106,485                112,841
                                                                  ---------------         --------------

Shareholders' Equity:
   Common stock, $.0001 par value, 30,000,000
     shares authorized, 4,484,777 shares issued
     and outstanding                                                          448                    448
   Paid-in capital                                                        259,597                259,597
   Accumulated deficit                                                   (207,984)              (205,585)
                                                                  ---------------         --------------

           Total Shareholders' Equity                                      52,061                 54,460
                                                                  ---------------         --------------

                                                                  $       158,546         $      167,301
                                                                  ===============         ==============









The accompanying notes are an integral part of these financial statements.

                            ALEC BRADLEY CIGAR CORP.

                            Statements of Operations

                                                                           Three Months Ended March 31,
                                                                    ------------------------------------------
                                                                          2001                      2000
                                                                    ----------------          ----------------
                                                                      (Unaudited)                (Unaudited)
Sales, net                                                          $        166,460          $         90,696
Cost of Sales                                                                 96,313                    68,196
                                                                    ----------------          ----------------

Gross Profit                                                                  70,147                    22,500
                                                                    ----------------          ----------------

Operating Expenses:
   Selling                                                                     4,950                     5,373
   General and administrative                                                 67,596                    42,666
                                                                    ----------------          ----------------

                                                                              72,546                    48,039
                                                                    ----------------          ----------------

Net Income (Loss)                                                   $         (2,399)         $        (25,539)
                                                                    ================          ================


Basic Net Income (Loss) per Common Share                            $              -          $              -
                                                                    ================          ================

Weighted Average Common Shares
  Outstanding - Basic                                                      4,484,777                 4,484,777
                                                                    ================          ================















The accompanying notes are an integral part of these financial statements.

                            ALEC BRADLEY CIGAR CORP.
                       Statements of Stockholders' Equity

                                                                                                                Total
                                                           Additional              Accumulated               Stockholders'
                                                         Paid-in Capital             Deficit                    Equity
                                                        ----------------         ---------------          ----------------
Balance at December 31, 1998                            $      220,602           $     (136,190)          $         84,810

Common shares issued                                             4,950                        -                      5,000

Conversion of directors' loans to
  additional paid-in capital                                    34,045                        -                     34,045

Net income                                                           -                    8,006                      8,006
                                                        --------------           --------------           ----------------

Balance at December 31, 1999                                   259,597                 (128,184)                   131,861

Net loss                                                             -                  (77,401)                   (77,401)
                                                        --------------           --------------           ----------------

Balance at December 31, 2000                                   259,597                 (205,585)                    54,460

Net loss (unaudited)                                                 -                   (2,399)                    (2,399)
                                                        --------------           --------------           ----------------

Balance at March 31, 2001 (Unaudited)                   $      259,597           $     (207,984)          $         52,061
                                                        ==============           ==============           ================
















The accompanying notes are an integral part of these financial statements.

                            ALEC BRADLEY CIGAR CORP.
                            Statements of Cash Flows

                                                                             Three Months Ended March 31,
                                                                      -------------------------------------------
                                                                            2001                      2000
                                                                      -------------------------------------------
                                                                        (Unaudited)               (Unaudited)
Cash Flows from Operating Activities:
   Net loss (income)                                                  $         (2,399)         $        (25,539)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                                               1,950                     1,950
   Changes in assets and liabilities:
     Accounts receivable                                                       (18,195)                    2,329
     Inventory                                                                   7,183                    25,980
     Prepaid expenses                                                           (1,833)                   10,600
     Accounts payable                                                          (16,302)                    8,825
     Payroll taxes payable                                                       3,945                    (1,250)
     Directors' loans and advances                                               6,000                    (9,000)
                                                                      ----------------          ----------------

Net Cash Provided by Operating Activities                                      (19,651)                   13,895
                                                                      ----------------          ----------------

Cash Flows from Investing Activities:
   Cash payments for the purchase of property                                   (1,499)                        -
                                                                      ----------------          ----------------

Cash Flows from Financing Activities:
   Sale of common stock                                                              -                         -
                                                                      ----------------          ----------------














The accompanying notes are an integral part of these financial statements.

                            ALEC BRADLEY CIGAR CORP.
                      Statements of Cash Flows (Continued)

                                                                             Three Months Ended March 31,
                                                                      ------------------------------------------
                                                                            2001                      2000
                                                                      ------------------------------------------
                                                                        (Unaudited)               (Unaudited)
Net Increase (Decrease) in Cash and
  Cash Equivalents                                                    $        (21,150)         $         13,895

Cash and Cash Equivalents - Beginning of Year                                   45,562                    29,052
                                                                      ----------------          ----------------

Cash and Cash Equivalents - End of Year                               $         24,412          $         42,947
                                                                      ================          ================


Supplemental Disclosure of Non-Cash Financing
 Activities:
   Directors' loans and advances converted to
     additional paid-in capital                                       $              -          $              -

























The accompanying notes are an integral part of these financial statements.

                            ALEC BRADLEY CIGAR CORP.

                     Notes to Combined Financial Statements

                     Years Ended December 31, 2000 and 1999



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Alec Bradley Cigar Corp. ("Alec Bradley"), a Florida corporation, was organized in July 1996. The Company imports and distributes cigars domestically, with offices located in Davie, Florida.

         Basis of Accounting - The financial statements are prepared using the accrual basis of accounting where revenues are recognized upon shipment of merchandise to the customer and expenses are recognized in the period in which they are incurred. This basis of accounting conforms to generally accepted accounting principles.

         Earnings per Common Share - Basic earnings per common share are based on the weighted average number of shares outstanding of 4,484,777 for the three months ended March 31, 2001 and the years ended December 31, 2000 and 1999. There are no common stock equivalents in the aforementioned periods.

         Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000, have been included. The results of operations of such interim period are not necessarily indicative of the results of the full year.

                            ALEC BRADLEY CIGAR CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Alec Bradley Cigars was organized under the laws of the State of Florida on July 15, 1996. The Company is an importer and distributor of cigars. The Company is a cigar importer and distributor. The Company primarily sells to two types of customers:

         1.       Distributors, including wine and liquor wholesalers; and
         2. Retailers, which includes tobacco shops, convenience stores, bars, restaurants and country clubs.

         On December 19, 2000, the Company filed a registration statement on Form 10-SB with the Securities and Exchange Commission. The registration statement has become effective by operation of law, but has not been cleared by the Securities and Exchange Commission.

Fiscal Three Months ending March 31, 2001 Compared to Fiscal Three Months ending March 31, 2000

Revenues

         Revenues for three months of 2001 were $166,500, an increase of $74,800, or 82.4% from $90,700 for 2000. This was attributable to the successful introduction of a new line of proprietary products during 2000. The Company's gross profit increased for 2001 as compared to 2000 to $70,100, an increase of $47,600, or 211.5%, from $22,500. Gross profit, as a percentage of sales were 42.1% and 24.8% respectively for the three-month periods ending March 31, 2001 and 2000. The increase in gross profit was accomplished as a result of the company's focus upon selling its proprietary products

Selling Expenses

         Selling expenses for 2001 were $4,900, a decrease of $500, or 9.3%, from $5,400 in 2000. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 2.9% of revenues in 2001, compared to 6.0% in 2000.

General and Administrative Expenses

         General and administrative expenses for 2001 were $67,600, an increase of $24,900, or 58.3%, from $42,700 in 2000. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is primarily attributable to the increases in salaries of $12,100, travel of $2,500, interest of $2,600, and professional fees of $6,000. General and administrative expenses represented 40.6% of revenues in 2001, compared to 47.1% in 2000.

                            ALEC BRADLEY CIGAR CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Liquidity and Capital Resources

         During fiscal 2000, cash utilized by operations was approximately $16,500 and primarily resulted from the loss in operations of net of non-cash items (depreciation expense) and the acquisition of fixed asset additions. The cash utilized was provided from the reductions in accounts receivables of $16,900, inventory of $30,400 and prepaid expenses of $3,000, and the increase in accounts payable of $62,800. This was partially offset by the reductions in payroll taxes payable of $16,200 and cirector's loans of $9,600. The Company's cash balance as of December 31, 2000 increased by $16,500 from December 31, 1999 to $45,600. Cash balance as of March 31, 2001 was $24,412.

         The Company has negotiated long-term credit terms with one of the two major suppliers. These terms allow the Company up to six months to pay for inventory purchases beginning January 2001. The Company is currently negotiating with its other major supplier to obtain similar credit terms. In addition, The Company is currently in negotiations with several banks to establish a line of credit to provide for additional cash flow needs.

         Management believes that the cash generated from the Company's operations and credit terms established with suppliers will be adequate to support its short-term cash requirements for capital expenditures and maintenance of working capital for the next 12 months. Management believes that future prospects are good assuming current customer and supplier relationships are maintained and credit agreements are maintained.

                            ALEC BRADLEY CIGAR CORP.


Part II: Other Information


ITEM 1:  Legal Proceedings
         None


ITEM 2:  Changes in Securities and Use of Proceeds
         None


ITEM 3:  Defaults upon Senior Securities
         None


ITEM 4:  Submission of Matters to a vote of Securities Holders
         None


ITEM 5:  Other Information


ITEM 6:  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by Item 601 of Regulation S-B
                  None

         (b)      Reports on Form 8-K
                  None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer as the chief financial officer of the Registrant.


                                               ALEC BRADLEY CIGAR CORP.

                                               By:  /s/ Alan Rubin
                                                    -------------------------
                                                        Alan Rubin, President





DATED:  May 21, 2001