Form 10QSB
period 2001-06-30
ALEC BRADLEY CIGAR CORP/FL
filed 2001-11-28
CIK 1058786

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001.


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from   ______________________ to ____________________.

Commission file number: ___________0-32137____________


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

Yes      [ ]                      No     [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2001, there were 4,484,777 shares of Class A Common Stock, par value $.0001 per share, outstanding.

                            ALEC BRADLEY CIGAR CORP.




                                    I N D E X



Part I.       Financial Information.


Item 1.       Financial Statements (Unaudited).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.      Other Information.

                            ALEC BRADLEY CIGAR CORP.
                                  BALANCE SHEET


                                     ASSETS                                   As of June 30,              December 31,
                                     ------                         ---------------------------------   ----------------
                                                                          2001              2000             2000
                                                                          ----              ----             ----
                                                                       UNAUDITED           UNAUDITED
Current Assets:
     Cash and cash equivalents                                         $    27,549      $     33,789        $    45,562
     Accounts receivable                                                    77,049            51,394             25,500
     Inventory                                                              57,938            47,931             62,723
     Prepaid expenses                                                       19,029            12,500             11,580
                                                                    ---------------  ----------------   ----------------

             Total Current Assets                                          181,566           145,614            145,365
                                                                    ---------------  ----------------   ----------------

Furniture and Equipment - Net                                               13,534            17,284             15,184

Trademarks and Other Assets                                                  6,002             7,252              6,752
                                                                    ---------------  ----------------   ----------------

                                                                       $   201,102      $    170,150        $   167,301
                                                                    ===============  ================   ================

                             LIABILITIES AND EQUITY
                             ----------------------

Current Liabilities
     Accounts payable                                                  $   129,904      $     54,955        $   112,841
     Payroll taxes payable                                                       -            12,568                  -
     Directors' loans and advances                                           3,957                 -                  -
                                                                    ---------------  ----------------   ----------------

             Total Current Liabilities                                     133,861            67,523            112,841
                                                                    ---------------  ----------------   ----------------

Equity
     Common Stock                                                              448               448                448
     Paid in capital                                                       459,597           409,597            459,597
     Accumulated Deficit                                                  (392,803)         (307,418)          (405,585)
                                                                    ---------------  ----------------   ----------------

             Total Equity                                                   67,242           102,627             54,460
                                                                    ---------------  ----------------   ----------------

                                                                       $   201,102      $    170,150        $   167,301
                                                                    ===============  ================   ================







The accompanying notes are an integral part of these financial statements

                            ALEC BRADLEY CIGAR CORP.
                            STATEMENTS OF OPERATIONS



                                                                 Three Months Ended                 Six Months Ended
                                                                       June 30,                          June 30,
                                                           -------------------------------  ---------------------------------
                                                               2001             2000             2001             2000
                                                               ----             ----             ----             ----
Sales                                                         $  205,316       $  126,822       $  371,776        $  217,518

Cost of Sales                                                    122,913           99,132          219,226           167,328
                                                           --------------   --------------  ---------------  ----------------

Gross Profit                                                      82,403           27,690          152,550            50,190

Operating Expenses
     General and administrative                                   60,800           98,213          128,436           115,879
     Selling                                                       6,382            8,172           11,332            13,545
                                                           --------------   --------------  ---------------  ----------------

                                                                  67,182          106,385          139,768           129,424
                                                           --------------   --------------  ---------------  ----------------

Income from Operations Before Income Taxes                        15,221          (78,695)          12,782           (79,234)

Provision for Income Taxes                                             -                -                -                 -
                                                           --------------   --------------  ---------------  ----------------

Net Income                                                        15,221          (78,695)          12,782           (79,234)

Accumulated Deficit - Beginning of Period                       (408,024)        (228,723)        (405,585)         (228,184)
                                                           --------------   --------------  ---------------  ----------------

Accumulated Deficit - End of Period                           $ (392,803)      $ (307,418)      $ (392,803)       $ (307,418)
                                                           ==============   ==============  ===============  ================

Basic earnings (loss) per share                               $     0.00       $    (0.02)      $     0.00        $    (0.02)
                                                           ==============   ==============  ===============  ================

Shares used in the calculation of basic
     earnings per share                                        4,484,777        4,484,777        4,484,777         4,484,777
                                                           ==============   ==============  ===============  ================






The accompanying notes are an integral part of these financial statements

                            ALEC BRADLEY CIGAR CORP.
                             STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,


                                                                                       2001             2000
                                                                                       ----             ----
Cash Flows From Operating Activities
     Net Income / (Loss)                                                             $ 12,782         $ (79,234)
     Adjustments to reconcile net income to net
        cash provided by operating activities:
             Depreciation and amortization                                              3,900             3,950
             Officer's salary contributed                                                   -            50,000
     Changes in current assets and liabilities:
             Accounts receivable                                                      (51,550)           (8,988)
             Inventory                                                                  4,784            45,255
             Prepaid expenses                                                          (7,449)            2,100
             Accounts payable                                                          17,061             4,889
             Payroll taxes payable                                                          -            (3,659)
             Directors' loans and advances                                              3,957            (9,575)
                                                                               ---------------  ----------------

Net Cash Used in Operating Activities                                                 (16,514)            4,737
                                                                               ---------------  ----------------

Cash flows From Investing Activities
     Cash payments for the purchase of property                                        (1,499)                -
                                                                               ---------------  ----------------

Net cash flows From Investing Activities                                               (1,499)                -

Net Increase (Decrease) in Cash and Cash Equivalents                                  (18,013)            4,737

Cash and Cash Equivalents - Beginning of Period                                        45,562            29,052
                                                                               ---------------  ----------------

Cash and Cash Equivalents - Ending of Period                                         $ 27,549         $  33,789
                                                                               ===============  ================









The accompanying notes are an integral part of these financial statements

                            ALEC BRADLEY CIGAR CORP.
                        Statement of Stockholders' Equity
                 For the Years Ended December 31, 1999 and 2000


                                                                             Additional                            Total
                                                 Number         Common         Paid-in         Retained        Stockholders'
                                               of shares         Stock         Capital          Deficit           Equity
                                              --------------------------------------------  ---------------  ----------------
Balance at December 31, 1998                     3,984,777           398          220,602         (136,190)           84,810

Issuance of Share                                  500,000            50            4,950                0             5,000

Directors' loans and advances converted
     to Additional Paid-in Capital                                                 34,045                             34,045

Officer's salary contributed                                                      100,000                            100,000

Net Income                                                                                         (91,994)          (91,994)
                                              --------------------------------------------  ---------------  ----------------

Balance at December 31, 1999                     4,484,777           448          359,597         (228,184)          131,861
                                              --------------------------------------------  ---------------  ----------------

Officer's salary contributed                                                      100,000                            100,000

Net Income                                                                                        (177,401)         (177,401)
                                              --------------------------------------------  ---------------  ----------------

Balance at December 31, 2000                     4,484,777           448          459,597         (405,585)           54,460
                                              --------------------------------------------  ---------------  ----------------

Net Income                                                                                          12,782            12,782
                                              --------------------------------------------  ---------------  ----------------

Balance at June 30, 2001                         4,484,777       $   448        $ 459,597       $ (392,803)       $   67,242
                                              ============================================  ===============  ================







The accompanying notes are an integral part of these financial statements

                            ALEC BRADLEY CIGAR CORP.

                     Notes to Combined Financial Statements



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

         Earnings per Common Share - Basic earnings per common share are based on the weighted average number of shares outstanding of 4,484,777 for the six months and three months ended June 30, 2001 and 2000 and the year ended December 31, 2000. There are no common stock equivalents in the aforementioned periods.

         Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations and cash flows for the six months and three months ended June 30, 2001 and 2000, have been included. The results of operations of such interim period are not necessarily indicative of the results of the full year.

                            ALEC BRADLEY CIGAR CORP.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


         Management's discussion and analysis contains various forward looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimates" or "continue" or use of negative or other variations of comparable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in our forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in our forward looking statements.

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

Six months ending June 30, 2001 Compared to June 30, 2001

         Revenues

         Revenues for the six months ended June 30, 2001 were $371,800, an increase of $154,300, or 70.9%, from $217,500 for the six month period ended June 30, 2000. This was attributable to the successful introduction of the Occidental Cigar. The Company's gross profit increased for 2001 as compared to 2000 to $152,600 from $50,200, an increase of $102,400, or 204%. This was attributed to the increased gross profits realized by the increase in sales of the Occidental Reserve Cigar.

         Selling Expenses

         Selling expenses for the six month period ended June 30, 2001 were $11,300, a decrease of $2,200, or 16.3%, from $13,500 in the six months ended June 30, 2000. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. This decrease was attributable to the reduction in salespersons. Selling expenses represented 3.0% of revenues in the six month period ended June 30, 2001, compared to 6.3% in six months ended June 30, 2000.

                            ALEC BRADLEY CIGAR CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         General and administrative expenses

         General and administrative expenses for 2001 were $128,400, an increase of $12,500, or 10.8%, from $115,900 in 2000. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is attributable to an increase in professional fees ($10,000) and insurance and other office expenses ($8,800). These increases were partially offset by the decrease of $7,000 in supplies. General and administrative expenses represented 34.5% of revenues in 2001, compared to 53.3% in 2000.

Three Months ending June 30, 2001 Compared to Three Months ending June 30, 2000

         Revenues

         Revenues for 2001 were $205,300, an increase of $78,500, or 61.9%, from $126,800 for 2000. This was attributable to the successful growth of the Occidental Cigar, introduced in late 2000. The Company's gross profit increased for 2001 as compared to 2000 to $82,400, an increase of $54,700, or 197.5%, from $27,700. Gross profit, as a percentage of sales were 40.1% and 21.8% respectively for the three-month periods ending June 30, 2001 and June 30, 2000.

         Selling Expenses

         Selling expenses for 2001 were $6,400, a decrease of $1,800, or 21.9%, from $8,200 in 2000. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 3.1% of revenues in 2001, compared to 6.4% in 2000.

         General and administrative expenses

         General and administrative expenses for 2001 were $60,800, a decrease of $37,400, or 38.1%, from $98,200 in 2000. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The decrease in general and administrative expenses is primarily attributable to a decrease in compensation ($10,000), professional fees ($11,400) and supplies ($2,600). General and administrative expenses represented 29.6% of revenues in 2001, compared to 77.4% in 2000.

                            ALEC BRADLEY CIGAR CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

         During the six months ended June 30, 2001,cash utilized by operations was approximately $16,500 and primarily consisted of the increases in accounts receivable of $51,600 and prepaid expenses of $7,400. This was partially offset by net income for the period of $12,800 and an increase in accounts payable by approximately $17,100.

         The Company's working capital was approximately $47,700 at June 30, 2001, compared to approximately $78,100 at June 30, 2000.

         Management believes that cash generated from the Company's operations are adequate to support its short-term cash requirements for capital expenditures and maintenance of working capital.

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


                                                ALEC BRADLEY CIGAR CORP.

                                                By: /s/ Alan Rubin
                                                    ----------------------------
                                                    Alan Rubin, President





DATED: November 28, 2001