Form 10QSB
period 2001-09-30
ALEC BRADLEY CIGAR CORP/FL
filed 2001-11-28
CIK 1058786

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.


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

Yes     [ ]                       No     [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2001, there were 4,484,777 shares of Class A Common Stock, par value $.0001 per share, outstanding.

                            ALEC BRADLEY CIGAR CORP.




                                    I N D E X



Part I.       Financial Information.


Item 1.       Financial Statements (Unaudited).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Part II.      Other Information.

                            ALEC BRADLEY CIGAR CORP.
                                  BALANCE SHEET


                                     ASSETS                                      As of September 30,          December 31,
                                     ------                              --------------------------------   ----------------
                                                                               2001             2000              2000
                                                                               ----             ----              ----
                                                                             UNAUDITED         UNAUDITED
Current Assets:
     Cash and cash equivalents                                              $   58,995        $   26,159         $   45,562
     Accounts receivable                                                        57,632            87,713             25,500
     Inventory                                                                  68,200            72,443             62,723
     Prepaid expenses                                                           22,212             1,500             11,580
                                                                        ---------------  ----------------   ----------------

             Total Current Assets                                              207,039           187,815            145,365
                                                                        ---------------  ----------------   ----------------

Furniture and Equipment - Net                                                   11,959            15,184             15,184

Trademarks and Other Assets                                                      5,627             6,752              6,752
                                                                        ---------------  ----------------   ----------------

                                                                            $  224,625        $  209,751         $  167,301
                                                                        ===============  ================   ================


                             LIABILITIES AND EQUITY
                             ----------------------

Current Liabilities
     Accounts payable                                                       $  134,913        $  100,038         $  112,841
     Payroll taxes payable                                                       3,115             3,568                  -
     Directors' loans and advances                                                 946                 -                  -
                                                                        ---------------  ----------------   ----------------

             Total Current Liabilities                                         138,974           103,606            112,841
                                                                        ---------------  ----------------   ----------------

Equity
     Common Stock                                                                  448               448                448
     Paid in capital                                                           459,597           434,597            459,597
     Accumulated Deficit                                                      (374,393)         (328,900)          (405,585)
                                                                        ---------------  ----------------   ----------------

             Total Equity                                                       85,652           106,145             54,460
                                                                        ---------------  ----------------   ----------------

                                                                            $  224,626        $  209,751         $  167,301
                                                                        ===============  ================   ================







The accompanying notes are an integral part of these financial statements

                            ALEC BRADLEY CIGAR CORP.
                            STATEMENTS OF OPERATIONS



                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                    -------------------------------  ---------------------------------
                                                          2001             2000             2001             2000
                                                          ----             ----             ----             ----
Sales                                                  $  262,881       $  180,031      $   634,657       $   397,549

Cost of Sales                                             166,120          101,840          385,346           269,168
                                                    --------------   --------------  ---------------  ----------------

Gross Profit                                               96,761           78,191          249,311           128,381

Operating Expenses
     General and administrative                            64,731           87,949          193,167           203,828
     Selling                                               13,619           11,724           24,951            25,269
                                                    --------------   --------------  ---------------  ----------------

                                                           78,351           99,673          218,119           229,097
                                                    --------------   --------------  ---------------  ----------------

Income from Operations Before Income Taxes                 18,410          (21,482)          31,192          (100,716)

Provision for Income Taxes                                      -                -                -                 -
                                                    --------------   --------------  ---------------  ----------------

Net Income / (Loss)                                        18,410          (21,482)          31,192          (100,716)

Accumulated Deficit - Beginning of Period                (392,803)        (307,418)        (405,585)         (228,184)
                                                    --------------   --------------  ---------------  ----------------

Accumulated Deficit - End of Period                    $ (374,393)      $ (328,900)     $  (374,393)      $  (328,900)
                                                    ==============   ==============  ===============  ================

Basic earnings (loss) per share                        $     0.00       $    (0.00)     $      0.01       $     (0.02)
                                                    ==============   ==============  ===============  ================

Shares used in the calculation of basic
     earnings per share                                 4,484,777        4,484,777        4,484,777         4,484,777
                                                    ==============   ==============  ===============  ================






The accompanying notes are an integral part of these financial statements

                            ALEC BRADLEY CIGAR CORP.
                             STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                                                         2001             2000
                                                                                         ----             ----
Cash Flows From Operating Activities
     Net Income / (Loss)                                                            $   31,192       $  (100,716)
     Adjustments to reconcile net income to net
        cash provided by operating activities:
             Depreciation and amortization                                               5,850             7,800
             Officer's compensation contributed                                              0            75,000
     Changes in current assets and liabilities:
             Accounts receivable                                                       (32,132)          (45,307)
             Inventory                                                                  (5,477)           20,743
             Prepaid expenses                                                          (10,632)           13,100
             Accounts payable                                                           22,070            49,969
             Payroll taxes payable                                                       3,115           (12,659)
             Directors' loans and advances                                                 946            (9,575)
                                                                                ---------------  ----------------

Net Cash Used in Operating Activities                                                   14,932            (1,645)
                                                                                ---------------  ----------------

Cash flows From Investing Activities
     Cash payments for the purchase of property                                         (1,499)           (1,248)
                                                                                ---------------  ----------------

Net cash flows From Investing Activities                                                (1,499)           (1,248)

Net Increase (Decrease) in Cash and Cash Equivalents                                    13,433            (2,893)

Cash and Cash Equivalents - Beginning of Period                                         45,562            29,052
                                                                                ---------------  ----------------

Cash and Cash Equivalents - Ending of Period                                        $   58,995       $    26,159
                                                                                ===============  ================





The accompanying notes are an integral part of these financial statements

                            ALEC BRADLEY CIGAR CORP.
                        Statement of Stockholders' Equity
                 For the Years Ended December 31, 1999 and 2000


                                                                            Additional                           Total
                                               Number           Common        Paid-in       Accumulated      Stockholders'
                                             of shares           Stock        Capital         Deficit           Equity
                                            --------------------------------------------  ---------------  ----------------
Balance at December 31, 1998                   3,984,777           398          220,602         (136,190)           84,810

Issuance of Share                                500,000            50            4,950                0             5,000

Directors' loans and advances converted
     to Additional Paid-in Capital                                               34,045                             34,045

Officer's compensation contributed                                              100,000                            100,000

Net Income                                                                                       (91,994)          (91,994)
                                            --------------------------------------------  ---------------  ----------------

Balance at December 31, 1999                   4,484,777           448          359,597         (228,184)      $   131,861
                                            --------------------------------------------  ---------------  ----------------

Net Income                                                                                      (177,401)         (177,401)
                                            --------------------------------------------  ---------------  ----------------

Officer's compensation contributed                                              100,000                            100,000

Balance at December 31, 2000                   4,484,777           448          459,597         (405,585)           54,460
                                            --------------------------------------------  ---------------  ----------------

Net Income                                                                                        31,192            31,192
                                            --------------------------------------------  ---------------  ----------------

Balance at September 30, 2001                  4,484,777      $    448      $   459,597      $  (374,393)      $    85,652
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

         Earnings per Common Share - Basic earnings per common share are based on the weighted average number of shares outstanding of 4,484,777 for the nine months and three months ended September 30, 2001 and 2000 and the year ended December 31, 2000. There are no common stock equivalents in the aforementioned periods.

         Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations and cash flows for the nine months and three months ended September 30, 2001 and 2000, have been included. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Nine months ending September 30, 2001 Compared to September 30, 2000

         Revenues

         Revenues for 2001 were $634,700, an increase of $237,200, or 59.7%, from $397,500 for 2000. This was attributable to the continuing success of the Occidental Cigar introduced in the second half of 2000. The Company's gross profit increased for 2001 as compared to 2000 to $249,300 from $128,400, an increase of $120,900, or 94.16. This was attributed to the increased gross profits realized by changing the sales mix to be more dependent upon sales of Occidental Cigars.

         Selling Expenses

         Selling expenses for 2001 were $25,000, a decrease of $300, or 1.2%, from $25,300 in 2000. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. The decrease was attributable to the reduction in salespersons in 2001 as compared to 2000. Selling expenses represented 3.9% of revenues in 2001, compared to 6.3% in 2000.

         General and administrative expenses

         General and administrative expenses for 2001 were $193,200, a decrease of $10,600, or 5.2%, from $103,800 in 2000. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The decrease in general and administrative expenses is attributable to the increase in travel of $5,000, and other office expenses of $7,000. These increases were partially offset by a reduction in supplies of $17,000. General and administrative expenses represented 30.4% of revenues in 2001, compared to 51.3% in 2000.

                            ALEC BRADLEY CIGAR CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Three Months ending September 30, 2001 Compared to Three Months ending September 30, 2000

         Revenues

         Revenues for 2001 were $262,900, an increase of $82,900, or 46.0%, from $180,000 for 2000. This was attributable to the successful growth of the Occidental Cigar introduced during 2000. The company's gross profit increased for 2001 as compared to 2000 to $96,800, an increase of $18,600, or 23.8%, from $78,200. Gross profit, as a percentage of sales were 36.8% and 43.4% respectively for the three-month periods ending September 30, 2001 and 2000.

         Selling Expenses

         Selling expenses for 2001 were $13,600, an increase of $1,900, or 16.2%, from $11,700 in 2000. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 5.2% of revenues in 2001, compared to 6.5% in 2000.

         General and administrative expenses

         General and administrative expenses for 2001 were $64,700, a decrease of $23,200, or 26.4%, from $87,900 in 2000. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The decrease in general and administrative expenses is primarily attributable to the decrease in supplies of $6,000 and professional fees of $7,400. General and administrative expenses represented 24.2% of revenues in 2001, compared to 48.9% in 2000.

                            ALEC BRADLEY CIGAR CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Liquidity and Capital Resources

         During fiscal 2001,cash provided by operations was approximately $14,900 and primarily consisted of the increases in accounts payable of $22,000 and net income for the period of $31,200. This was partially offset by and increases in accounts receivable of $32,200, prepaid expenses of $10,600, and inventory of $5,500.

         The Company's working capital was approximately $68,000 at September 30, 2001, compared to approximately $84,200 at September 30, 2000.

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


                                              ALEC BRADLEY CIGAR CORP.

                                              By:  /s/ Alan Rubin
                                                   -----------------------------
                                                   Alan Rubin, President





DATED: November 28, 2001