Form 10KSB
period 2001-12-31
ALEC BRADLEY CIGAR CORP/FL
filed 2002-04-15
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-32137

                         Alec Bradley Cigar Corporation
                         ------------------------------
                 (Name of Small Business Issuer in its Charter)

                     Florida                                65-0701352
                     -------                                ----------
        (State or Other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                 Identification No.)

                1750 N.W. 65th Avenue, Plantation, Florida 33313
                ------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  (954)321-5991
                                  -------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

          Title of Each Class Name of Each Exchange on Which Registered
          -------------------------------------------------------------
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Class A Common Stock, $.0001 par value
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $896,295

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days ($.10 on April 10, 2002). $183,977

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2002: 4,484,777 Shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

Transitional Small Business Disclosure Format (Check One)

Yes    [ ]          No    [X]

                                TABLE OF CONTENTS
                                                                                 Page
                                                                                 ----
PART I

Item 1        Description of Business                                             1
Item 2        Description of Property                                             6
Item 3        Legal Proceedings                                                   6
Item 4        Submissions of Matters to a Vote of Security Holders                6

PART II

Item 5        Market for Common Equity and Related Stockholder Matters            7
Item 6        Management's Discussion and Analysis or Plan of Operation           7
Item 7        Financial Statements                                                9
Item 8        Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                 9

PART III

Item 9        Directors, Executive Officers, Promoters and  Control Persons;
              Compliance With Section 16(a) of the Exchange Act                  10
Item 10       Executive Compensation                                             10
Item 11       Security Ownership of Certain Beneficial Owners and Management     11
Item 12       Certain Relationships and Related Transactions                     12
Item 13       Exhibits, Lists and Reports on Form 8-K                            12

                                     PART I

Item 1.  Description of Business.

General

         Alec Bradley Cigars was organized under the laws of the State of Florida on July 15, 1996. The Company is an importer and distributor of cigars. The Company's executive offices are located at 1750 N.W. 65th Avenue, Plantation, Florida and its telephone number is (954) 321- 5991.

         The Company has filed a Form 10-SB registration statement with the Securities and Exchange Commission. On February 13, 2002, the staff of the Securities and Exchange Commission informed the Company that its registration statement, as amended, had cleared the staff's review.

Description of Operations

         The Company is a cigar importer and distributor. The Company initially imported and distributed a line of cigars to golf pro shops and country clubs nationwide under the name "Bogey's Stogies." Through the success of this cigar, the Company has distributed several new cigar lines.

         The Company primarily sells to two types of customers:

         1.       Distributors, including wine and liquor wholesalers; and
         2. Retailers, which includes tobacco shops, convenience stores, bars, restaurants and country clubs.

Background of the Industry

         In 1993 the cigar industry began to experience a dramatic increase in demand from consumers. This created a sizable increase in the number of both cigar manufacturers and retail tobacconists and distributors. Through the end of 1997, many of the cigar manufacturers were able to sell their entire production. However, by early 1998, the supply of cigars from the larger manufacturers exceeded demand from the retail tobacconists and distributors thereby causing the market to be flooded with cigars. This had an adverse effect on manufacturers, retailers and distributors. However, Bureau of Alcohol, Tobacco and Firearms Monthly Statistical Releases show that the industry remains strong. As recently as December 2000 (as indicated in the most recent statistical releases) cigars were being imported from foreign manufacturers at increasing levels. These releases can be found at www.atf.treas.gov.

Company Cigars

         The Company distributes the following cigars:

         Bogey's Stogies

         Originally marketed towards the golfing industry, Bogey's Stogies are now sold to both distributors and retailers. Blended to be full bodied, yet mild, Bogey's Stogies are sold nationwide in tobacco shops, bars and restaurants, as well as golf courses.

         Bogey's Stogies is a premium long-filler, handmade cigar manufactured in the Honduras from a reserve of aged Cuban-seed Dominican Piloto with Mexican and Nicaraguan ligero leaf. The cigars are made with a Sumatran binder and the cigar is finished with a gold Ecuadorean Connecticut-shade wrapper.

         Bogey's Stogies are available in Spanish Cedar hinge-top boxes in the following sizes: Robusto (50x5), Corona (44x6-1/4), Double Corona (50x6), Churchill (49x7), and Pyramid (36/54x7).

         Floribbean

         Floribbean Cigar is a premium, long-filler, handmade cigar made in Miami. Rolled from a private stock of aged Cuban-seed Piloto Cubano and Nicaraguan Havano, this cigar is bound with a Pennsylvania broad-leaf binder and finished with a Sumatran wrapper.

         Floribbean combines high quality tobaccos from the Caribbean and the expert Cuban craftsmanship of the Miami cigar rollers providing a traditional style cigar. Floribbean is available in the following sizes: Robusto (50x5), Corona (44x6-1/4), Double Corona (50x6), Churchill (49x7), and Pyramid (36/54x6). Floribbean is packaged in a Spanish cedar hinge-top boxes.

         Spirit of Cuba

         Spirit of Cuba is a premium, long-filler, handmade cigar imported from Honduras. Made from a reserve of aged Cuban-seed Piloto Cubano and Nicaraguan Havano, this cigar is bound with a Pennsylvania broad-leaf binder and finished with an Indonesian wrapper. Spirit of Cuba is available in the following sizes:
Robusto (50x5), Corona (44x6-1/4), Double Corona (50x6), Churchill (49x7), and Pyramid (36/54x6).

         Concept 2000

         Concept 2000 is a premium, long-filler, handmade cigar imported from Honduras. It is manufactured from a private reserve of aged Cuban-seed Dominican Piloto with Mexican and Nicaraguan ligero leaf ensuring its smoothness. The cigar uses a Sumatran binder with a sweet finish, and the cigar is finished with a gold Ecuadorean Connecticut-shade wrapper. Concept 2000 provides a mild yet full-bodied taste.

         Concept 2000 is available in the following sizes: Robusto (50x5), Corona (44x6-1/4), Double Corona (50x6), Churchill (49x7), and Pyramid (35/54x6).
                                       -2-

         Occidental Reserve

         Occidental Reserve is a ultra premium cigar rolled by Hendrik Kelner in the Dominican Republic. Mr. Kelner produces over 20 million cigars annually and is considered one of the top producers of premium cigars in the world. The average price of a cigar produced by Mr. Kelner is over $10.00 and many of the cigars produced under his supervision are known world-wide.

         Occidental Reserve is produced with filler and binder from Tabadom, the Dominican tobacco supply arm of some of the world's most famous cigars, and is finished with a U.S. Connecticut shade wrapper.

         This cigar directly competes in quality with cigars that are priced higher than the retail cost of the Occidental Reserve. Occidental Reserve is produced in sizes, a corona, robusto, toro, churchill, and torpedo and is sold in bundles of 25.

         Occidental Havana Sun Grown

         Occidental Havana Sun Grown is an ultra premium cigar rolled by Hendrik Kelner in the Dominican Republic. The Occidental Havana Sun Grown is a medium to full-bodied cigar with heavy flavor profiles. Occidental Havana Sun Grown is produced with filler and binder from Tabadom, the Dominican tobacco supply arm of some of the world's most famous cigars, and is finished with a U.S. Connecticut shade wrapper.

         This cigar directly competes in quality with cigars that are priced higher than the retail cost of the Occidental Havana Sun Grown. Occidental Havana Sun Grown is produced in sizes, a corona, robusto, corona extra, churchill, and torpedo and is sold in boxes of 20.

         Gourmet Dessert Cigars

         Management of the Company believes a trend in today's cigar market is flavored cigars. Alec Bradley distributes a line of gourmet dessert cigars, which contain high-end, sandwich filler product, enhanced with natural and artificial FDA approved flavorings. The flavoring is processed into the tobacco before it is hand rolled.

         Flavors include chocolate, vanilla, rum, cherry, pina colada, amaretto, and cappuccino. Marketing efforts focus on the newer generation of cigar smokers, which includes female cigar enthusiasts.

Purchasing and Distribution

         The Company purchases and imports the majority of its cigars from cigar manufacturing plants in Honduras and the Dominican Republic. Occidental Cigar Corporation, the Company's supplier from the Dominican Republic, is a leading manufacturer of premium cigars. They produce the Company's Occidental Reserve and Havana Sun Grown cigar lines. Located in Santiago, Dominican Republic, Occidental Cigar Corporation occupies a 20,000 square foot building and produces 15,000,000 cigars annually. Occidental Cigar Corporation stocks over 3 years of raw
                                       -3-
material that includes wrapper, filler and binder. This stock of raw material assures consistent quality and production for several years.

         La Perla Hondurena, located in Danli, Honduras, is the Company's supplier of gourmet cigars.

         The Company does not have any agreements with cigar manufacturers. Purchases are made on a per order basis. The Company pays all shipping costs.

Customers

         The Company has approximately 400 customers. The Company's biggest customer is Thompsons Cigar Company, located in Tampa, Florida. Thompsons accounts for approximately 25% of the Company's sales and is the only company which the Company depends on for a large portion of its revenues. The Company has no contractual relationship with Thompsons Cigar Company.

Other Projects

         As the Company continues to expand and improve on its current wholesale and retail programs, it maintains its focus on creating ways of supplying cigars to the public. These include:

         Mail Order Companies

         Alec Bradley has established a relationship with Thompsons Cigar Company, a mail order catalog company in the United States. Alec Bradley presently supplies Thompsons Cigar Company with two of its cigar lines. Thompsons mails over 17,000,000 catalogues a year.

         The Company's intent is to focus on dealing with catalog companies with large sources of distribution. To date, the Company has not had any material negotiations and has not entered into any definitive agreements. Mail order companies generally sell to the final consumers which should help bring public awareness to the Company's product lines. Payment received when selling to a catalog company has not been significantly less than payments received from traditional customers.

         Alec Bradley Direct

         The Company has created a direct sales approach which includes bi-monthly marketing via fax and daily in-house telemarketing. By removing all additional layers of distribution such as brokers, agents and outside sales representatives, the Company is able to keep prices below the industry average for high quality cigars. This is why Alec Bradley has chosen to deal directly with tobacconists on its new Occidental Reserve line. By marketing via broadcast fax and an in-house telemarketing staff the Company has been able to create and nurture relationships directly with the sales venue.

         Personalized and Customized Cigar Band Program

         Alec Bradley, in conjunction with an outside consultant, has developed a computer system for creating high quality, metallic ink cigar label bands. This technology allows the Company to produce small run (25 to 3,000) high quality personalized and customized private labeled cigars for a corporation, bar, restaurant or event. The Company receives revenues from this technology by selling personalized and customized bands to corporations, bars, restaurants and special events on a per order basis.

         The Company has also recently developed a program for the retail tobacconists. The Company is able to create house brands utilizing the Occidental Reserve cigar and attaching customized private label cigar rings. The Company, on a per order basis, can provide a customer with a personally labeled cigar. Customers are under no contractual obligations, as they purchase personalized cigars on an order per order basis. These retail tobacconists who normally cannot order large enough quantities to entice a manufacturer to make a personalized product, can benefit by being able to order small quantities from the Company as needed from this program. The Company will gain additional revenues by selling small quantities of personalized and custom cigars at slightly higher profit margins. No contracts are required for this program.

         The Company has produced custom bands for the Gulfstream Race Track, the Carquest Bowl, Tyson Foods, and many restaurants. The Company has also recently developed a program for the retail tobacconists to create house brands utilizing the Occidental Reserve line.

         This technology enabled the Company to enter a contract as the sole provider of cigars to Signature Gardens, a Miami catering hall that holds as many as 30 events a week. These events include weddings, bar and bat mitzvahs, as well as corporate meetings and trade shows. Each event will be offered the availability of Alec Bradley's custom label program.

Competition

         The Company experiences competition with respect to its cigar distribution. The cigar distribution industry is highly competitive. The Company believes that as a distributor of premium cigars, it competes with a smaller number of domestic and foreign companies that specialize in premium cigars, and certain larger companies that maintain premium cigar lines, including Consolidated Cigar Corporation, Culbro Corporation and General Cigar Company. The Company competes within this industry by simply purchasing high quality cigars and distributing them at an affordable price to its customers. The Company believes that it can grow by following this simple principle. The Company is continually seeking manufacturers that can provide the highest quality cigars at the lowest possible price.

Government Regulation

         The Company as an importer of cigars is required to have an importer permit from the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms. The Company applied for and has been granted Permit Number FL-TI-127. The Company believes any future regulations including affixing warning labels on products, regulations on tobacco advertising, and limits on public smoking areas will be met with full compliance and will not affect the Company's ability for continued growth. The material costs to comply with governmental regulation will be negligible. The Company believes that there are no additional existing or probable governmental regulation that effects its business. The Company does not incur any material costs to comply with environmental laws.

Research and Development

         Currently, the Company is not involved in any research and development projects. Over the past two years, the Company has not spent any capital on research and development. The Company does not plan on any future research and development.

Employees

         The Company currently employs approximately 3 full-time and 2 part-time employees and has 4 independent sales representatives. Of its employees, 2 are engaged in sales and marketing and 2 in executive and administrative roles. None of the Company's employees are covered by any labor union. The Company believes its relationships with its employees are generally good. The Company does not have an employment contract or agreement with any of its employees.

Trademarks

         The Company has trademarked the name Bogey's Stogies. The Company has applied for other trademarks for the cigars it distributes, but these applications are pending.

Item 2.  Description of Property.

         Commencing May 1, 1998, the Company entered into a lease agreement for approximately 2,500 feet of office, administrative and warehouse facilities located at 1750 N.W. 65th Avenue, Plantation, Florida 33313, at a monthly rate of $1,400. The Company received rent abatements during 1999 and 2000. The landlord has orally extended the lease on a month to month basis. The Company currently pays $1,000 per month.

Item 3.  Legal Proceedings.

         As of the date of this report, the Company is not a party to any pending legal proceeding and is not aware of any threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         From 1999 through February 2002 the Company's Common Stock traded on the Pink Sheets. The Company's Common Stock currently trades on the OTC Bulletin Board under the symbol ABDC. The stock is thinly traded and transactions (if any) in the stock are sporadic and infrequent. On March 7, 2002, the Closing bid and asked price of our Common Stock was $.22. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations, as reported by Bloomberg, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

      Period                                  High                Low
      ------                                 ------              -----

1st quarter 2000                               .13                .13
2nd quarter 2000                               .13                .13
3rd quarter 2000                              6.00                .13
4th quarter 2000                                --                 --
1st quarter 2001                               .20                .13
2nd quarter 2001                                --                 --
3rd quarter 2001                                --                 --
4th quarter 2001                               .07                .04

         As of the date of this report, there were approximately 35 holders of record of the Company's Common Stock.

         The Company has never paid a cash dividend on its Common Stock nor does the Company anticipate paying cash dividends on its Common Stock in the near future. It is the present policy of the Company not to pay cash dividends on the Common Stock but to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends on the Common Stock in the future will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plan for expansion, as well as other factors the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

         There were no sales of securities within the period covered by this report.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Introduction

         The following discussion is based upon, and should be read in conjunction with, the audited consolidated financial statements of the Company as of and for the years ended December 31, 2001 and 2000, together with the notes to the financial statements.

Year ended December 31, 2001 as compared to year ended December 31, 2000

         Revenues

         Revenues for 2001 were approximately $896,300, an increase of $354,900, or 65.6%, from approximately $541,400 for 2000. This was attributable to an increase in sales resulting from the Company's successful introduction of new cigar lines during 2001 (Havana Sun Grown Cigars) and late 2000 (Occidental Cigars). The Company's gross profit was approximately $352,800 in 2001, an increase of $196,300, or 125.4%, from approximately $156,400 in 2000, due to the increase in sales. The increase in gross profit is directly attributable to the increase in sales. In addition, during the third quarter of 2000, management wrote off non-cigar inventory totaling approximately $46,500. Had management not decided to write off this inventory, gross profit would have been approximately $203,000 for 2000 and the increase in gross profit from 2001 as compared to 2000 would have been $151,900 or 74.8%.

         Selling Expenses

         Selling expenses for 2001 were approximately $42,100, an increase of $15,500, or 58.3%, from approximately $26,600 in 2000. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. The increase in selling expenses was attributable to the increase in trade show costs and advertising costs in 2001 as compared to 2000. Selling expenses represented 4.7% of revenues in 2001, compared to 4.9% in 2000.

         General and administrative expenses

         General and administrative expenses for 2001 were approximately $278,800, a decrease of $28,500, or 9.3%, from approximately $307,200 in 2000.
General and administrative expenses primarily include salaries, supplies, and general operating expenses. The decrease in general and administrative expenses is attributable to the reduction in interest of approximately $44,600 and supplies of approximately $18,800. These savings were partially offset by increases of $8,300 in professional fees, payroll taxes of $7,900, entertainment of $5,100 and depreciation of $2,900. General and administrative expenses represented 31.1% of revenues in 2001, compared to 56.7% in 2000.

Liquidity and Capital Resources

         During 2001, cash provided by operations was approximately $34,800 and primarily resulted from the income from operations plus the effect of net of non-cash items (depreciation expense) and the acquisition of fixed asset additions. The cash provided was utilized to reduce accounts payable of approximately $14,400, and fund the increases in accounts receivables of approximately $26,000 and inventory of approximately $14,300. This was partially offset by the reductions in prepaid expenses of $7,200. The Company's cash balance as of December 31, 2001 decreased by $7,100 from December 31, 2000 to $38,500.

         The Company's working capital was approximately $83,800 at December 31, 2001, compared to approximately $32,500 at December 31, 2000. The increase in working capital was primarily attributable to the company profits of approximately $24,100 plus the effect of net of non- cash items (depreciation expense) of $10,700.

         The Company is currently negotiating with its major suppliers to obtain extended credit terms for new products being developed through these suppliers. In addition, the Company is currently in negotiations with several banks to establish a line of credit to provide for additional cash flow needs.

         Management believes that the cash generated from the Company's operations and new credit terms and credit facility(s) will be adequate to support its short-term cash requirements for capital expenditures and maintenance of working capital.

Item 7. Financial Statements.

         The information required by Item 310 (a) of Regulation S-B is included herein elsewhere in this Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On March 11, 2002, the Board of Directors of the Company approved the engagement of Jaffe, Kaufman, & Sarbey, LLC as independent auditors of the Company for the fiscal year ended December 31, 2001, to replace the firm of Spear, Safer, Harmon & Co., P.A., who were dismissed as the Company's auditors, effective March 11, 2002.

         The reports of Spear, Safer, Harmon & Co. on the Company's financial statements for the fiscal year ended December 31, 1999 and fiscal year ended December 31, 2000, did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of the Company's financial statements for the fiscal year ended December 31, 1999, fiscal year ended December 31, 2000, and in the subsequent unaudited interim period through March 11, 2002 (date of dismissal), there were no disagreements with Spear, Safer, Harmon & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Spear, Safer, Harmon & Co., would have caused Spear , Safer, Harmon & Co. to make reference to the subject matter in their report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The Directors, Executive Officers, Promoters and Control Persons of the Company are as follows:

    Name                     Age              Positions Held
    ----                     ---              --------------

Alan V. Rubin                 39              Director, Chief Executive Officer,
                                              President, Secretary and Treasurer

         Alan Rubin has served as a director and officer of the Company since its inception. Alan Rubin served as vice president of All Point Screw Bolt & Speciality Co., a distributor and direct importer of fasteners and building products from 1984 to 1996. Mr. Rubin attended the University of Florida.

         The Company's directors are elected at the annual meeting of stockholders and hold office for one year and until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board. The Directors do not currently receive fees for their services as directors.

         The Company's Board of Directors currently does not have an audit committee, compensation committee or nominating committee.

         The Company's Articles of Incorporation, as amended, provide that the Company must, to the fullest extent permitted by the Florida Business Corporation Act, indemnify all persons whom it has the power to indemnify from and against all expenses, liabilities or other matters. The Company's By-laws further provide that the Company shall indemnify its directors, officers, employees and agents to the fullest extent permitted by Florida law. The indemnification provided in the By-laws is expressly deemed to not be exclusive of any other rights to which a person seeking indemnification may otherwise be entitled. The Company's indemnification obligation applies where the party to be indemnified acted in good faith and in a manner such party reasonably believed to be in, or not opposed to, the best interests of the Company.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 10.  Executive Compensation

         Commencing January 2001, Mr. Rubin has been paid a weekly salary of $2,000 as economic conditions permit the Company to do so. When the payment of his salary is not feasible, no accrual will be made on the Company's financial records, rather the expense will be accrued as a capital contribution.

         The following table sets forth compensation awarded to, earned by or paid to our sole officer and director for the past 3 years. We have not granted any stock options, restricted stock awards or stock appreciation rights or make any long term incentive plan payments.

                                     Summary Compensation Table
                                     --------------------------
                                                                                 Other Annual
Name                 Year             Salary($)               Bonus($)          Compensation(1)
----                 ----             ---------               --------          ------------
Alan Rubin           2001             $109,000                    -0-                    -0-
                     2000                  -0-(2)             $23,000                $19,900
                     1999                  -0-(2)                 -0-                $19,200

(1) Mr. Rubin has received approximately $525 per month for automobile lease expenses and approximately $500 per month for automobile expense reimbursement since 1998. In addition, the Company has paid Mr. Rubin's health insurance since 1998. The yearly cost of this insurance was approximately $7,620, $6,900 and $6,600 for 1998, 1999 and 2000,
     respectively.

(2) While salary has not been paid to Mr. Rubin, the audited financial statements for the years ended December 31, 1999 and 2000 include a compensation expense of $100,000 as well as a capital contribution of $100,000, to reflect the value of services provided by Mr. Rubin.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         As of the date of this report, there were 4,484,777 shares of the Company's Common Stock issued and outstanding. The following table sets forth information with respect to the beneficial ownership of each class of voting securities of the Company by: (1) each person known by the Company to be the owner of more than 5% of the outstanding shares of any class of voting securities; (2) each officer and director; and (3) all officers and directors as a group.

                                                                           Beneficial Ownership
Name and Address                                                     Shares             % of Shares
----------------                                                     ------             -----------
Alan V. Rubin
1750 N.W. 65th Avenue
Plantation, FL 33313                                                   2,645,000            59.0%

Bruce A. Ginsberg
2523 Monterey Court
Weston, FL 33327                                                         500,000            11.1%

Peter Troiano
7 Bayview Place
Massapequa, NY 11758                                                     400,000             8.9%

Logan Realty, Inc.(1)
555 South Federal Highway, Suite 200
Boca Raton, FL 33432                                                     238,889             5.3%

All Executive Officers
and Directors as a Group (1 person)                                    2,645,000            59.0%

(1) Kenneth Kirschner is the sole shareholder of Logan Realty.

Item 12. Certain Relationships and Related Transactions

         In 1997, Mr. Rubin loaned the Company $85,000. This loan was to be repaid out of the operating cash flow of the business as economic conditions permitted and was not interest bearing. Mr. Rubin received payments totaling approximately $20,000, $20,000, $40,000 and $5,000 for the years 1997 through 2000 respectively, with all payments being applied to the outstanding principle. As of December 31, 2000, the loan had been paid in full.

Item 13. Exhibits, Lists and Reports on Form 8-K.

(A)     Exhibits

        Exhibit
        Number             Description
        ------             -----------

        3.0                Articles of Incorporation*
        3.1                Amendment to Articles of Incorporation*
        3.2                Bylaws*
        21                 Subsidiaries of the registrant*

(B)     Reports on Form 8-K

        No reports on Form 8-K were filed during the last quarter of the period covered by this report.


* Previously filed on Form 10-SB dated December 19, 2000.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ALEC BRADLEY CIGAR CORPORATION


Date: April 15, 2002                          By:/s/ Alan Rubin
                                                 -------------------------------
                                                 Alan Rubin, President


         In accordance with the Exchange Act , this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date: April 15, 2002                          /s/ Alan Rubin
                                              ----------------------------------
                                              Alan Rubin, President and Director

                            ALEC BRADLEY CIGAR CORP.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                            ALEC BRADLEY CIGAR CORP.

                     YEARS ENDED DECEMBER 31, 2001 AND 2000




                                    CONTENTS




                                                                 Page
                                                              ----------

Independent auditors' report                                     F-1

Financial statements:

     Balance sheets                                              F-2

     Statements of operations                                    F-3

     Statements of shareholders' equity                          F-4

     Statements of cash flows                                    F-5

     Notes to financial statements                              F-6-9

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Alec Bradley Cigar Corp.
Plantation, Florida


We have audited the accompanying balance sheet of Alec Bradley Cigar Corp. as of December 31, 2001 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Alec Bradley Cigar Corp. as of December 31, 2000, were audited by other auditors whose report, dated April 5, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Alec Bradley Cigar Corp. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Jaffe, Kaufman & Sarbey, LLC

Fort Lauderdale, Florida
April 10, 2002

                            ALEC BRADLEY CIGAR CORP.
                                 Balance Sheets
                           December 31, 2001 and 2000

                                   A S S E T S
                                                                                 2001                   2000
                                                                            --------------         --------------
Current Assets:
   Cash and cash equivalents                                                $       38,508         $       45,562
   Accounts receivable, net of allowance for doubtful
    accounts of $1,793 in 2001 and $1,210 in 2000                                   51,493                 25,500
   Inventory                                                                        76,988                 62,723
   Prepaid expenses                                                                  4,399                 11,580
                                                                            --------------         --------------

           Total Current Assets                                                    171,388                145,365

Furniture and Equipment - net                                                        8,205                 15,184

Trademarks, net, and Other Assets                                                    5,252                  6,752
                                                                            --------------         --------------

                                                                            $      184,845         $      167,301
                                                                            ==============         ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                    $       98,413         $      112,841
   Income taxes payable                                                              7,903                     --
                                                                            --------------         --------------

           Total Current Liabilities                                               106,316                112,841
                                                                            --------------         --------------

Shareholders' Equity:
   Common stock, $.0001 par value, 30,000,000
     shares authorized, 4,484,777 shares issued
     and outstanding                                                                   448                    448
   Paid-in capital                                                                 459,597                459,597
   Accumulated deficit                                                            (381,516)              (405,585)
                                                                            --------------         --------------

           Total Shareholders' Equity                                               78,529                 54,460
                                                                            --------------         --------------

                                                                            $      184,845         $      167,301
                                                                            ==============         ==============

                       See notes to financial statements.

                            ALEC BRADLEY CIGAR CORP.
                            Statements of Operations
                     Years Ended December 31, 2001 and 2000

                                                                        2001                       2000
                                                                  ----------------           ----------------
Sales, net                                                        $        896,295           $        541,399
Cost of Sales                                                              543,453                    384,917
                                                                  ----------------           ----------------

Gross Profit                                                               352,842                    156,482
                                                                  ----------------           ----------------

Operating Expenses:
   Selling                                                                  42,118                     26,635
   General and administrative                                              278,752                    307,248
                                                                  ----------------           ----------------

                                                                           320,870                    333,883
                                                                  ----------------           ----------------

Net Income (Loss) before income taxes                                       31,972                   (177,401)

Income tax expense                                                           7,903                         --
                                                                  ----------------           ----------------


Net Income (Loss)                                                 $         24,069           $       (177,401)
                                                                  ================           ================


Basic Net Income (Loss) per Common Share                          $            .01           $           (.04)
                                                                  ================           ================

Weighted Average Common Shares
  Outstanding - Basic                                                    4,484,777                  4,484,777
                                                                  ================           ================

                       See notes to financial statements.

                            ALEC BRADLEY CIGAR CORP.
                       Statements of Shareholders' Equity
                     Years Ended December 31, 2001 and 2000


                                                                                                       Total
                                  Number of        Common        Additional       Accumulated      Stockholders'
                                    Shares         Stock      Paid-in Capital       Deficit           Equity
                                -------------   -----------   ---------------   --------------   ----------------
Balance at December 31, 1999        4,484,777   $       448   $      359,597    $     (228,184)  $        131,861

Services contributed                       --            --          100,000                --            100,000

Net loss                                   --            --               --          (177,401)          (177,401)
                                -------------   -----------   --------------    --------------   ----------------

Balance at December 31, 2000        4,484,777           448          459,597          (405,585)            54,460

Net income                                 --            --               --            24,069             24,069
                                -------------   -----------   --------------    --------------   ----------------

Balance at December 31, 2001        4,484,777   $       448   $      459,597    $     (381,516)  $         78,529
                                =============   ===========   ==============    ==============   ================


                       See notes to financial statements.

                            ALEC BRADLEY CIGAR CORP.
                            Statements of Cash Flows
                     Years Ended December 31, 2001 and 2000

                                                                             2001                      2000
                                                                      ----------------          ----------------
Cash Flows from Operating Activities:
   Net income (loss)                                                  $         24,069          $       (177,401)
   Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
     Depreciation and amortization                                              10,710                     7,800
     Services contributed                                                           --                   100,000
   Changes in assets and liabilities:
     Accounts receivable                                                       (25,993)                   16,905
     Inventory                                                                 (14,265)                   30,463
     Prepaid expenses                                                            7,181                     3,020
     Accounts payable and accrued expenses                                     (14,428)                   62,773
     Taxes payable                                                               7,903                   (16,227)
     Directors' loans and advances                                                  --                    (9,575)
                                                                      ----------------          ----------------

Net Cash (Used in) Provided by Operating Activities                             (4,823)                   17,758
                                                                      ----------------          ----------------

Cash Flows from Investing Activities:
   Cash payments for the purchase of property                                   (2,231)                   (1,248)
                                                                      ----------------          ----------------

Net (Decrease) Increase in Cash and
  Cash Equivalents                                                              (7,054)                   16,510
                                                                      ----------------          ----------------

Cash and Cash Equivalents - Beginning of Period                                 45,562                    29,052
                                                                      ----------------          ----------------

Cash and Cash Equivalents - End of Period                             $         38,508          $         45,562
                                                                      ================          ================

                       See notes to financial statements.

                            ALEC BRADLEY CIGAR CORP.
                          Notes to Financial Statements
                     Years Ended December 31, 2001 and 2000



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Alec Bradley Cigar Corp. (the "Company"), a Florida corporation, was organized in July 1996. The Company imports and distributes cigars domestically, with offices located in Plantation, Florida.

         Basis of Accounting - The financial statements are prepared using the accrual basis of accounting where revenues are recognized upon shipment of merchandise to the customer and expenses are recognized in the period in which they are incurred. This basis of accounting conforms to accounting principles generally accepted in the United States of America.

         Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         Credit Risk - Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit financial institutions. However, the Company occasionally maintains cash balances in excess of the F.D.I.C. insurance limits, thereby failing to limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade accounts receivable are reduced due to the Company's large number of customers. The Company conducts ongoing credit evaluations of its customers and generally does not require collateral or other security from these customers.

         The Company's revenues included sales to one customer which accounted for approximately 23% and 26% of total revenues in 2001 and 2000, respectively.

         The Company purchases and imports the majority of its cigars from cigar manufacturing plants in Honduras and the Dominican Republic. The Company does not have any agreements with cigar manufacturers. Purchases are made on a per order basis. Although the Company believes there are alternative sources for its products, a change in suppliers could cause delays in the Company's operations which could adversely affect its operating results.

                            ALEC BRADLEY CIGAR CORP.
                    Notes to Financial Statements (Continued)
                           December 31, 2001 and 2000



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         Income Taxes -For tax purposes, the Company was an S corporation prior to January 1, 2001. Accordingly, net losses and related timing differences for periods prior to January 1, 2001 were included in the individual tax returns of the S corporation shareholders and are not available to offset taxable income of the Company in subsequent periods. Effective January 1, 2001, the Company terminated its S corporation election, and, as a result, adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates.

         Inventory - Inventory consists primarily of cigars, humidors, displays, boxes and labels and is stated at the lower of cost (first-in, first-out) or market.

         Furniture and Equipment - Furniture and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to seven years.

         Advertising Costs - Advertising costs are charged to expense during the period in which they are incurred. Advertising expenses for the years ended December 31, 2001 and 2000 approximated $13,900 and $11,500, respectively.

         Earnings per Common Share - Basic earnings per common share are based on the weighted average number of shares outstanding of 4,484,777 for the years ended December 31, 2001 and 2000. There are no common stock equivalents in the aforementioned periods.

         Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Comprehensive Income or Loss - The Company has no components of other comprehensive income or loss. Accordingly, net income or loss equals comprehensive income or loss for all periods presented.

                            ALEC BRADLEY CIGAR CORP.
                    Notes to Financial Statements (Continued)
                           December 31, 2001 and 2000



NOTE 2 - FURNITURE AND EQUIPMENT

         Furniture and equipment consist of the following as of December 31,:

                                                                             2001                    2000
                                                                        -------------           --------------
               Computer and office equipment                            $      26,170           $       26,170
               Furniture and fixtures                                          19,913                   17,682
                                                                        -------------           --------------

                                                                               46,083                   43,852

               Less accumulated depreciation                                   37,878                   28,668
                                                                        -------------           --------------

                                                                        $       8,205           $       15,184
                                                                        =============           ==============

         Depreciation expense for the years ended December 31, 2001 and 2000 approximated $9,200 and $7,800, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company had notes payable to directors in the amount of approximately $9,600 at December 31, 1999. The notes payable bore no interest. As of December 31, 2000, principal obligations under notes payable were satisfied in full.

         During the year ended December 31, 2000, the Company's president declined his salary. Accordingly, the value of the services rendered by the president, estimated at $100,000, has been reflected as a contribution of capital in the accompanying financial statements for the year ended December 31, 2000.

NOTE 4 - TRADEMARKS

         The Company incurred approximately $10,000 in legal and registration fees for its trade name, Bogie's Stogies. These amounts have been capitalized and are being amortized over the life of the trademark, 15 years, using the straight-line method.

                            ALEC BRADLEY CIGAR CORP.
                    Notes to Financial Statements (Continued)
                           December 31, 2001 and 2000


NOTE 5 - INCOME TAXES

         The components of income tax expense for the year ended December 31, 2001 are as follows:

               Federal tax provision                         $    6,567
               State tax provision                                1,336
                                                             ----------

                                                             $    7,903
                                                             ==========

         As of December 31, 2001, the Company had no deferred income tax balances.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Lease - The Company currently operates out of leased premises pursuant to a month-to-month rental agreement. Rent expense for the years ended December 31, 2001 and 2000 approximated $7,200 and $7,000, respectively. Subsequent to December 31, 2001, the Company's lease payments for the premises have increased to $1,000 per month.

NOTE 7 - SUBSEQUENT EVENT

         Subsequent to December 31, 2001, the Company's filing of Form 10-SB, General Form for Registration of Securities of Small Business Issuers Under Section 12(B) or (G) of the Securities Exchange Act of 1934, became effective under operation of law.