Form 10QSB
period 2002-03-31
ALEC BRADLEY CIGAR CORP/FL
filed 2002-05-20
CIK 1058786

                                   FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

         (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002.

         ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to           .

                 Commission file number: 0-32137

                            ALEC BRADLEY CIGAR CORP.
             (Exact name of registrant as specified in its charter)

                     FLORIDA                         65-0701352
         State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization            Identification No.)

        1750 N. W. 65th Avenue, Plantation, Florida           33313
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

Yes   X     No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 1, 2002, there were 4,484,777 shares of Common Stock, par value $.0001 per share, outstanding.

                            ALEC BRADLEY CIGAR CORP.

                                    I N D E X

Part I.       Financial Information.

Item 1.       Financial Statements (Unaudited).

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of  Operations.

Part II.      Other Information.

                            ALEC BRADLEY CIGAR CORP.
                                  BALANCE SHEET

                                     ASSETS

                                                                 March 31,           December 31,
                                                                   2002                2001
                                                                (Unaudited)
Current Assets:
     Cash and cash equivalents                                    $43,011              $38,508
     Accounts receivable                                           62,759               51,493
     Inventory                                                     84,981               76,988
     Prepaid expenses                                              10,278                4,399
                                                               ------------          ------------

                         Total Current Assets                     201,029              171,388
                                                               ------------          ------------
Furniture and Equipment - Net                                       6,874                8,205

Trademarks and Other Assets                                         4,877                5,252
                                                               ------------          ------------

                                                                 $212,780             $184,845
                                                               ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                             119,313              98,413
     Income taxes payable                                           2,989               7,903
     Directors' loans and advances                                     -
                                                               ------------          ------------
                         Total Current Liabilities                122,302             106,316
                                                               ------------          ------------
Shareholders' Equity
     Common Stock, $.0001 par value, 30,000,000
              shares authorized, 4,494,777 shares issued
              and outstanding                                         448                 448
     Paid in capital                                              459,597             459,597
     Accumulated Deficit                                         (369,567)           (381,516)
                                                               ------------          ------------
                         Total Shareholders' Equity                90,478              78,529
                                                               ------------          ------------
                                                                 $212,780            $184,845
                                                               ==================================

                       See notes to financial statements.

                                      F-2

                            ALEC BRADLEY CIGAR CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended
                                                                       March 31,
                                                              2002                2001

Sales                                                       $  236,276          $ 166,460

Cost of Sales                                                  142,727            96,313
                                                           ------------        -----------

Gross Profit                                                    93,549           70,147

Operating Expenses
               General and administrative                       65,671           67,596
               Selling                                          13,929            4,950
                                                          ------------        -----------
                                                                79,600           72,546
                                                          ------------        -----------
Income from Operations Before Income Taxes                      13,949           (2,399)

Provision for Income Taxes                                       2,000               -
                                                          ------------        -----------
Net Income                                                  $   11,949          $ (2,399)
                                                          ============        ===========

Basic net income (loss) per common share                    $     0.00          $  (0.00)
                                                          ============        ===========
Weighted average common shares
               outstanding - basic                           4,484,777         4,484,777
                                                          ============        ===========

                       See notes to financial statements.

                                      F-3

                            ALEC BRADLEY CIGAR CORP.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    Three months ended
                                                                        March 31,
                                                                    2002           2001
Cash Flows From Operating Activities
    Net Income (Loss)                                              $ 11,949      $ (2,399)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                  1,950         1,950
    Changes in current assets and liabilities:
       Accounts receivable                                          (11,266)       25,500
       Inventory                                                     (7,993)       62,723
       Prepaid expenses                                              (5,879)       11,580
       Accounts payable                                              20,900      (112,842)
       Income taxes payable                                          (4,914)           -
                                                                  -----------    -----------

Net Cash Provided by (Used in) Operating Activities                   4,747       (13,488)
                                                                  -----------    -----------

Cash flows From Investing Activities
    Cash payments for the purchase of property                         (244)       (1,499)
                                                                  -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                  4,503       (14,987)

Cash and Cash Equivalents - Beginning of Period                      38,508        45,562
                                                                  -----------    -----------

Cash and Cash Equivalents - Ending of Period                       $ 43,011       $30,575
                                                                  ===========    ===========

                       See notes to financial statements.

                                      F-4

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

Earnings per Common Share - Basic earnings per common share are based on the weighted average number of shares outstanding of 4,484,777 for the three months ended March 31, 2002 and 2001. There are no common stock equivalents in the aforementioned periods.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the
Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001, have been included.
The results of operations of such interim period are not necessarily indicative of the results of the full year.

                                      F-5

                            ALEC BRADLEY CIGAR CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Alec Bradley Cigar Corp. (the "Company") was organized under the laws of the State of Florida on July 15, 1996. On December 19, 2000, the Company
filed a registration statement on Form 10-SB with the Securities and Exchange
Commission. The registration statement went effective under operation of law and on February 13, 2002 the SEC informed the Company that its registration statement, as amended, was subject to no further review. The Company is an importer and distributor of cigars. The Company primarily sells to two types of customers:

         1.   Distributors, including wine and liquor wholesalers; and
         2.   Retailers, that include tobacco shops, convenience stores, bars, restaurants and country clubs.

              Management's discussion and analysis contains various forward looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or
"continue" or use of negative or other variations or comparable terminology.

              The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

              The following discussion should be read in conjunction with the information contained in the financial information and the notes thereto appearing elsewhere in this report.

Results of Operations

Three Months ending March 31, 2002 Compared to Three Months ending March 31, 2001

         Revenues

         Revenues for the three months ended March 31, 2002 were $236,300, an increase of $69,800, or 41.9% from $166,500 for the three months ended March 31,
2001. This was attributable to the continuing success of cigars lines introduced during 2001 (Havana Sun Grown Cigars) and late 2000 (Occidental Cigars). The
Company's gross profit increased for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 from approximately $70,100 to approximately $93,500, an increase of $23,400, or 33.4%. Gross profit, as a percentage of sales were 39.6% and 42.1% respectively for the three-month periods ending March 31, 2002 and 2001. The increase in gross profit dollars was directly attributable to the increase in sales. The decrease in gross profit percentage was due to the specific mix of product being sold.

         Selling Expenses

         Selling expenses for the three months ended March 31, 2002 were
$13,900, an increase of $9,000, or 183.7%, from $4,900 for the three months ended March 31, 2001. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 5.9% of revenues for the three months ended March 31, 2002, as compared to 2.9% for the three months ended March 31, 2001. The increase was primarily attributable to an increase in freight costs of $5,200 and commission expense of $3,700.

         General and administrative expenses

         General and administrative expenses for the three months ended March
31, 2002 were $65,700, a decrease of $1,900, or 2.8%, from $67,600 for the three months ended March 31, 2001. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The decrease in general and administrative expenses is primarily attributable to the decreases in interest of $2,600 that was partially offset by an increase in professional fees of $1,400. General and administrative expenses represented 27.8% of revenues for the three months ended March 31, 2002, compared to 40.6% for the three months ended March 31, 2001.

Liquidity and Capital Resources

         As of March 31, 2002, the Company had an accumulated deficit of
$369,567. For the three months ended March 31, 2002, cash provided by operations was $4,747 and primarily resulted from the income from operations plus the effect of net of non-cash items (depreciation expense). The Company's cash balance as of March 31, 2002 increased by $4,503 from $38,508 as of December 31,
2001 to $43,011.

         As of March 31 2002, the Company's accounts receivable was $62,759. As of March 31, 2002, the Company's working capital was $78,727.

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
                  None

ITEM 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-B
                  None

(b)      Reports on Form 8-K

                  On March 18, 2002, the Company filed a report on Form 8-K
disclosing that on March 11, 2002, the Board of Directors of the Company
approved the engagement of Jaffe, Kaufman, & Sarbey, LLC as independent auditors of the Company for the fiscal year ended December 31, 2001, to replace the firm of Spear, Safer, Harmon & Co., P.A., who were dismissed as the Company's auditors, effective March 11, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer as the chief financial officer of the
Registrant.

                                          ALEC BRADLEY CIGAR CORP.

                                          By:  /s/ Alan Rubin
                                                   Alan Rubin, President

DATED:        May 20, 2002