Form 10QSB
period 2002-06-30
ALEC BRADLEY CIGAR CORP/FL
filed 2002-08-20
CIK 1058786

FORM 10-QSB

                        SECURITY AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


(Mark  One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  JUNE  30,  2002.


     (  )     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)

For  the  transition  period  from     ______________________  to
_____________________.

Commission  file  number:       0-32137
                                -------


                        ALEC  BRADLEY  CIGAR  CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

   FLORIDA                                           65-0701352
----------------------------------             ----------------------
State  or  other  jurisdiction  of                (I.R.S.  Employer
incorporation  or  organization                  Identification  No.)

   1750  N.  W.  65th  Avenue,  Plantation,  Florida          33313
----------------------------------------------------------------------
(Address  of  principal  executive  offices)               (Zip  Code)


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

Yes       X            No
        -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 1, 2002, there were 4,484,777 shares of Common Stock, par value $.0001 per share, outstanding.

                            ALEC BRADLEY CIGAR CORP.


                                    I N D E X



Part  I.     Financial  Information.


Item  1.     Financial  Statements  (Unaudited).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part  II.    Other  Information.

PART  I:     FINANCIAL  INFORMATION

ITEM. 1.     FINANCIAL STATEMENTS (UNAUDITED)


                         ALEC BRADLEY CIGAR CORPORATION
                                  BALANCE SHEET

                                                         June 30     December 31
                                                           2002         2001
                                                        ----------  -------------
ASSETS                                                 (unaudited)

Current Assets:
  Cash and cash equivalents                             $  13,888   $     38,508
  Accounts receivable                                      78,623         51,493
  Inventory                                                60,332         76,988
  Prepaid expenses                                         23,882          4,399
                                                        ----------  -------------

    Total Current Assets                                  176,725        171,388
                                                        ----------  -------------

Furniture and Equipment - Net                               8,699          8,205

Trademarks and Other Assets                                 4,827          5,252
                                                        ----------  -------------

  TOTAL ASSETS                                          $ 190,251   $    184,845
                                                        ==========  =============



LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable                                        $  89,423         98,413
Payroll taxes payable                                       1,953          7,903
Accrued Federal Income Tax                                  5,000
Directors' loans and advances                                   -
                                                        ----------

  Total Current Liabilities                                96,376        106,316
                                                        ----------  -------------

Equity
Common Stock( 4,484,777 shares issued and outstanding)        448            448
Additional Paid in Capital                                459,597        459,597
Accumulated Deficit                                      (366,170)      (381,516)
                                                        ----------  -------------

  Total Equity                                             93,875         78,529
                                                        ----------  -------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY              $ 190,251   $    184,845
                                                        ==========  =============

                         ALEC BRADLEY CIGAR CORPORATION
                            STATEMENTS OF OPERATIONS

                                             Three Months Ended        Six Months Ended
                                                    June 30,               June 30,
                                             ---------------------  ----------------------
                                               2002        2001        2002        2001
                                            ----------  ----------  ----------  ----------
Sales                                       $  336,826  $  205,316  $  573,102  $  371,776

Cost of Sales                                  199,720     122,913     342,447     219,226
                                            ----------  ----------  ----------  ----------

Gross Profit                                   137,106      82,403     230,655     152,550

Operating Expenses
  General and Administrative                    95,048      60,800     160,719     128,436
  Selling                                       35,661       6,382      49,590      11,332
                                            ----------  ----------  ----------  ----------

                                               130,709      67,182     210,309     139,768
                                            ----------  ----------  ----------  ----------

Income from Operations Before Income Taxes       6,397      15,221      20,346      12,782

Provision for Income Taxes                       3,000           -       5,000           -
                                            ----------  ----------  ----------  ----------

Net Income                                       3,397      15,221      15,346      12,782

Basic Earnings (loss) Per Share             $     0.00  $     0.00  $     0.00  $     0.00
                                            ==========  ==========  ==========  ==========

Shares used in the calculation of basic
  earnings per share                         4,484,777   4,484,777   4,484,777   4,484,777
                                            ==========  ==========  ==========  ==========


                         ALEC BRADLEY CIGAR CORPORATION
                        Statement of Stockholders' Equity
                 For the Years Ended December 31, 2000 and 2001

                                                     Additional             Total
                               Number      Common     Paid-in   Retained  Stockholders'
                              of Shares     Stock     Capital    Deficit    Equity
                              ----------  ----------  --------  ---------- --------

Balance at December 31, 1999  4,484,777   $     448   $359,597  $(228,184)  131,861

Services contributed                                   100,000          0   100,000

Net Loss                                                         (177,401) (177,401)
                              --------------------------------  ---------- ---------

Balance at December 31, 2000  4,484,777         448    459,597   (405,585)   54,460

Net Income                                                         24,069    24,069
                              --------------------------------  ---------- ---------


Balance at December 31,2001   4,484,777         448    459,597   (381,516)   78,529
                              --------------------------------  ---------- ---------


Net Income                                                         15,346    15,346
                              --------------------------------  ---------- ---------


Balance at June 30, 2002      4,484,777   $     448   $459,597  $(366,170)   93,875
                              ==========  ==========  ========  ==========  ========


                         ALEC BRADLEY CIGAR CORPORATION
                             STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30,2002

                                                   2002       2001
                                                 ---------  ---------
Cash Flows From Operating Activities
  Net Income                                     $ 15,346   $ 12,782
  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                   3,900      3,900
  Changes in current assets and liabilities:
    Accounts receivable                           (27,130)   (51,550)
    Inventory                                      16,656      4,784
    Prepaid expenses and other                    (19,808)    (7,449)
    Accounts payable                               (8,990)    17,061
    Taxes payable                                    (950)         -
    Directors' loans and advances                       -      3,957
                                                 ---------  ---------

Net Cash Used in Operating Activities             (20,976)   (16,515)
                                                 ---------  ---------

Cash Flows From Investing Activities
  Cash payments for the purchase of property       (3,644)    (1,499)
                                                 ---------  ---------

Net Cash Flows From Investing Activities           (3,644)    (1,499)

Net Decrease in Cash and Cash Equivalents         (24,620)   (18,014)

Cash and Cash Equivalents - Beginning of Period  $ 38,508   $ 45,562
                                                 ---------  ---------

Cash and Cash Equivalents - Ending of Period     $ 13,888   $ 27,548
                                                 =========  =========


            NOTES  TO  COMBINED  FINANCIAL  STATEMENTS  (UNAUDITED)


NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization  - Alec Bradley Cigar Corp. (the "Company"), a Florida corporation,
------------
was organized in July 1996. The Company imports and distributes cigars domestically, with offices located in Plantation, Florida.

Basis  of  Accounting  - The financial statements are prepared using the accrual
---------------------
basis of accounting where revenues are recognized upon shipment of merchandise to the customer and expenses are recognized in the period in which they are incurred. This basis of accounting conforms to accounting principles generally accepted in the United States of America.

Earnings  per  Common  Share  - Basic earnings per common share are based on the
----------------------------
weighted average number of shares outstanding of 4,484,777 for the three months ended June 30, 2002 and 2001. There are no common stock equivalents in the aforementioned periods.

Estimates  -  The  preparation  of  financial  statements  in  conformity  with
---------
accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim  Financial  Statements  -  The  accompanying interim unaudited financial
------------------------------
information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of its operations and cash flows for the six and three months ended June 30, 2002 and 2001, have been included. The results of operations of such interim period are not necessarily indicative of the results of the full year.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Alec Bradley Cigar Corp. (the "Company") was organized under the laws of the State of Florida on July 15, 1996. The Company is an importer and distributor of cigars. The Company primarily sells to two types of customers:

     1.   Distributors,  including  wine  and  liquor  wholesalers;  and

     2. Retailers, that includes tobacco shops, convenience stores, bars, restaurants and country clubs.

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

RESULTS  OF  OPERATIONS

Six  Months  Ended  June  30,  2002  Compared  to Six Months Ended June 30, 2001

     Revenues

     Revenues  for  the  six  months  ended  June  30,  2002  were approximately
$573,100, an increase of approximately $201,300, or 54.0%, from approximately $371,800 for the six-month period ended June 30, 2001. This was attributable to the continuing success of cigars lines introduced during 2001 (Havana Sun Grown Cigars) and late 2000 (Occidental Cigars). The Company's gross profit increased for 2002 as compared to 2001 to approximately $230,700 from approximately
$152,600, an increase of approximately $78,100, or 51%. The increase in gross profit dollars was directly attributable to the increase in sales.

     Selling  Expenses

     Selling expenses for the six month period ended June 30, 2002 were approximately $49,600, an increase of approximately $38,300, or 337.6%, from approximately $11,300 in the six months ended June 30, 2000. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. This increase was attributable to the increase in sales commissions paid to outside salespersons and increased trade show expenses. Selling expenses represented 8.7% of revenues in the six month period ended June 30, 2002, compared to 3.0% in six months ended June 30, 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     General  and  administrative  expenses

     General and administrative expenses for the six month period ended June 30, 2002 were approximately $160,700, an increase of approximately $32,300, or 25.1%, from approximately $128,400 for the six month period ended June 30, 2001. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is attributable to an increase in professional fees ($13,000) payroll ($6,000) and insurance and other office expenses ($9,000). General and administrative expenses represented 28.0% of revenues for the six month period ended June 30, 2002, as compared to 34.5% for the six month period ended June 30, 2001.

Three  Months  Ended  June 30, 2002 Compared to Three Months Ended June 30, 2001

     Revenues

     Revenues  for  the  three  months  ended  June  30, 2002 were approximately
$336,800, an increase of approximately $131,500, or 64.1% from approximately $205,300 for the three months ended June 30, 2001. This was attributable to the continuing success of cigars lines introduced during 2001 (Havana Sun Grown Cigars) and late 2000 (Occidental Cigars). The Company's gross profit increased for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 from approximately $82,400 to approximately $137,100, an increase of approximately $54,700, or 66.4%. Gross profit, as a percentage of sales were 40.7% and 40.1% respectively for the three-month periods ending June 30, 2002 and 2001. The increase in gross profit dollars was directly attributable to the increase in sales.

     Selling  Expenses

     Selling expenses for the three months ended June 30, 2002 were approximately $35,700, an increase of approximately $29,300, or 458.8%, from approximately $6,400 for the three months ended June 30, 2001. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 10.6% of revenues for the three months ended June 30, 2002, as compared to 3.1% for the three months ended June 30, 2001. The increase was primarily attributable to the increase in sales commissions paid to outside salespersons and increased trade show expenses.

     General  and  administrative  expenses

     General and administrative expenses for the three months ended June 30, 2002 were approximately $95,000, an increase of approximately $34,200, or 56.3%, from approximately $60,800 for the three months ended June 30, 2001. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is primarily attributable to the increases in professional fees of approximately $24,000 and payroll of approximately $6,000. General and administrative expenses represented 27.8% of revenues for the three months ended June 30, 2002, compared to 40.6% for the three months ended June 30, 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's cash balance as of June 30, 2002 decreased by $24,620 from $38,508 as of December 31, 2001 to $13,888. For the six months ended June 30, 2002, cash was utilized by the Company to finance inventory and prepaid supplies. As of June 30, 2002, the Company had an accumulated deficit of $366,170.

     As of June 30 2002, the Company's accounts receivable was $78,623. As of June 30, 2002, the Company's working capital was $80,348.

     The Company has negotiated with its major suppliers to obtain extended credit terms for new products being developed through these suppliers. In addition, the Company has established a line of credit with a local bank to provide for additional cash flow needs.

     Management believes that the cash generated from the Company's operations and new credit terms and credit facility(s) will be adequate to support its short-term cash requirements for capital expenditures and maintenance of working capital.

PART  II:    OTHER  INFORMATION

ITEM  1:     Legal  Proceedings
             None

ITEM  2:     Changes  in  Securities  and  Use  of  Proceeds

     Effective July 1, 2002 the Company issued an aggregate of 415,000 shares of its common stock to an aggregate of 7 employees, consultants and other service providers as payment for services performed. The shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability without registration or an applicable exemption. The shareholders had access to information concerning the Company and had the opportunity to ask questions to the Company.

ITEM  3:     Defaults  upon  Senior  Securities
             None

ITEM  4:     Submission  of  Matters  to  a  vote  of  Securities  Holders
             None

ITEM  5:     Other  Information
             None

ITEM  6:     Exhibits  and  Reports  on  Form  8-K

             (a)     Exhibits  required  by  Item  601  of  Regulation  S-B

             99.1  Certification  of  Executive  Officer

             (b)     Reports  on  Form  8-K

             None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer as the chief financial officer of the Registrant.


                                 ALEC  BRADLEY  CIGAR  CORPORATION

                                 By: /s/ Alan  Rubin
                                    -----------------
                                    Alan  Rubin,  President


DATED:     August  18,  2002

                                  Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Quarterly Report of Alec Bradley Cigar Corporation (the ACompany@) on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange commission on the date hereof (the AReport@), I, Alan Rubin, principal executive officer and principal accounting officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fully presents, in all material respects, the financial condition and results of operations of the Company.


By:/s/ ALAN  RUBIN
   --------------
Alan  Rubin
August  18,  2002