Form 10QSB/A
period 2002-06-30
ALEC BRADLEY CIGAR CORP/FL
filed 2002-12-16
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB



(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002.


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from  ______________________ to _____________________.

                 Commission file number: 0-32137


                         ALEC BRADLEY CIGAR CORPORATION
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

Yes       [X]              No       [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 1, 2002, there were 4,899,777 shares of Common Stock, par value $.0001 per share, outstanding.

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


                         ALEC BRADLEY CIGAR CORPORATION
                                  BALANCE SHEET

                                                         June 30     December 31
                                                           2002         2001
                                                        ----------  -------------
ASSETS                                                 (unaudited)

Current Assets:
  Cash and cash equivalents                             $  13,888   $     38,508
  Accounts receivable                                      78,623         51,493
  Inventory                                                60,332         76,988
  Prepaid expenses                                         23,882          4,399
                                                        ---------   ------------

    Total Current Assets                                  176,725        171,388
                                                        ---------   ------------

Furniture and Equipment - Net                               8,699          8,205

Trademarks and Other Assets                                 4,827          5,252
                                                        ---------   ------------

  TOTAL ASSETS                                          $ 190,251   $    184,845
                                                        =========   ============



LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
Accounts payable                                        $  89,423         98,413
Payroll taxes payable                                       1,953          7,903
Accrued Federal Income Tax                                  5,000
Directors' loans and advances                                   -
                                                        ---------   ------------

  Total Current Liabilities                                96,376        106,316
                                                        ---------   ------------

Equity

Common Stock (4,899,777 and 4,484,777 shares
  issued and outstanding on June 30, 2002
  unaudited and December 31, 2001, respectively)              490            448
Additional Paid in Capital                                479,055        459,597
Accumulated Deficit                                      (385,670)      (381,516)
                                                        ---------   ------------

  Total Equity                                             93,875         78,529
                                                        ---------   ------------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY              $ 190,251   $    184,845
                                                        =========   ============

                       See notes to financial statements.

                         ALEC BRADLEY CIGAR CORPORATION
                            STATEMENTS OF OPERATIONS

                                             Three Months Ended        Six Months Ended
                                                    June 30,               June 30,
                                             ---------------------  ----------------------
                                               2002        2001        2002        2001
                                            ----------  ----------  ----------  ----------
Sales                                       $  336,826  $  205,316  $  573,102  $  371,776

Cost of Sales                                  199,720     122,913     342,447     219,226
                                            ----------  ----------  ----------  ----------

Gross Profit                                   137,106      82,403     230,655     152,550

Operating Expenses
  General and Administrative                   113,298      60,800     178,969     128,436
  Selling                                       36,911       6,382      50,840      11,332
                                            ----------  ----------  ----------  ----------

                                               150,209      67,182     229,809     139,768
                                            ----------  ----------  ----------  ----------

Income (loss) from Operations Before
  Income Taxes                                 (13,103)     15,221         846      12,782

Provision for Income Taxes                       3,000          --       5,000          --
                                            ----------  ----------  ----------  ----------

Net Income (loss)                              (16,103)     15,221      (4,154)     12,782

Basic Earnings (loss) Per Share             $     0.00  $     0.00  $     0.00  $     0.00
                                            ==========  ==========  ==========  ==========

Shares used in the calculation of basic
  earnings per share                         4,598,788   4,484,777   4,542,097   4,484,777
                                            ==========  ==========  ==========  ==========




                       See notes to financial statements.

                         ALEC BRADLEY CIGAR CORPORATION
                        Statement of Stockholders' Equity


                                                        Additional               Total
                                   Number      Common     Paid-in   Retained  Stockholders'
                                  of Shares     Stock     Capital    Deficit     Equity
                                  ----------  ----------  --------  ----------  --------

Balance at December 31, 1999      4,484,777   $     448   $359,597  $(228,184)   131,861

Services contributed                     --          --    100,000          0    100,000

Net Loss                                 --          --         --   (177,401)  (177,401)
                                  ---------   ---------  ---------  ---------   --------

Balance at December 31, 2000      4,484,777         448    459,597   (405,585)    54,460

Net Income                               --           --        --     24,069     24,069
                                  ---------   ---------  ---------  ---------   --------


Balance at December 31, 2001      4,484,777         448    459,597   (381,516)    78,529
                                  ---------   ---------  ---------  ---------   --------

Issuance of Shares in exchange
  for services                      415,000          42     19,448         --     19,500

Net Loss                                                               (4,154)    (4,154)
                                  ---------   ---------  ---------  ---------   --------


Balance at June 30, 2002          4,899,777   $     490   $479,055  $(385,670)    93,875
                                  =========   =========  =========  =========    =======




                       See notes to financial statements.

                         ALEC BRADLEY CIGAR CORPORATION
                             STATEMENT OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30,2002

                                                           2002          2001
                                                         ---------    ---------
Cash Flows From Operating Activities

  Net (loss) Income                                      $ (4,154)     $ 12,782

  Adjustments to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                           3,900         3,900

    Issuance of common stock for services                  19,500            --

  Changes in current assets and liabilities:
    Accounts receivable                                   (27,130)      (51,550)
    Inventory                                              16,656         4,784
    Prepaid expenses and other                            (19,808)       (7,449)
    Accounts payable                                       (8,990)       17,061
    Taxes payable                                            (950)           --
    Directors' loans and advances                              --         3,957
                                                         --------      --------

Net Cash Used in Operating Activities                     (20,976)      (16,515)
                                                         --------      --------

Cash Flows From Investing Activities
  Cash payments for the purchase of property               (3,644)       (1,499)
                                                         --------      --------

Net Cash Flows From Investing Activities                   (3,644)       (1,499)

Net Decrease in Cash and Cash Equivalents                 (24,620)      (18,014)

Cash and Cash Equivalents - Beginning of Period          $ 38,508      $ 45,562
                                                         --------      --------

Cash and Cash Equivalents - Ending of Period             $ 13,888      $ 27,548
                                                         ========      ========



                       See notes to financial statements.

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

Earnings per Common Share - Basic earnings per common share for the three months ended June 30, 2002 and 2001 are based on the weighted average number of shares outstanding of 4,598,788 and 4,484,777, respectively. Basic earnings per common share for the six months ended June 30, 2002 and 2001 are based on the weighted average number of shares outstanding of 4,542,097 and 4,484,777, respectively. There are no common stock equivalents in the aforementioned periods.

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

The accompanying interim unaudited financial information for the three and six month periods ended June 30, 2002, has been restated to reflect the issuance of 415,000 shares of the Company's common stock in exchange for services provided to the Company by certain employees and consultants. These shares were valued by the Company's management at $19,500.

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

         Selling Expenses

         Selling expenses for the six month period ended June 30, 2002 were approximately $50,800, an increase of approximately $39,500, or 349.6%, from approximately $11,300 in the six months ended June 30, 2000. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. This increase was attributable to the increase in sales commissions paid to outside salespersons and increased trade show expenses. Selling expenses represented 8.9% of revenues in the six month period ended June 30, 2002, compared to 3.0% in six months ended June 30, 2001.

                            ALEC BRADLEY CIGAR CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         General and administrative expenses

         General and administrative expenses for the six month period ended June 30, 2002 were approximately $179,000, an increase of approximately $50,600, or 39.4%, from approximately $128,400 for the six month period ended June 30, 2001. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is attributable to an increase in professional fees ($13,000) payroll ($6,000) and insurance and other office expenses ($9,000). General and administrative expenses represented 31.2% of revenues for the six month period ended June 30, 2002, as compared to 34.5% for the six month period ended June 30, 2001.

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

         Selling Expenses

         Selling expenses for the three months ended June 30, 2002 were approximately $36,900, an increase of approximately $30,500, or 476.6%, from approximately $6,400 for the three months ended June 30, 2001. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 11.0% of revenues for the three months ended June 30, 2002, as compared to 3.1% for the three months ended June 30, 2001. The increase was primarily attributable to the increase in sales commissions paid to outside salespersons and increased trade show expenses.

         General and administrative expenses

         General and administrative expenses for the three months ended June 30, 2002 were approximately $113,100, an increase of approximately $52,300, or 86.0%, from approximately $60,800 for the three months ended June 30, 2001. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is primarily attributable to the increases in professional fees of approximately $24,000 and payroll of approximately $6,000. General and administrative expenses represented 33.6% of revenues for the three months ended June 30, 2002, compared to 40.6% for the three months ended June 30, 2001.

                            ALEC BRADLEY CIGAR CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

         The Company's cash balance as of June 30, 2002 decreased by $24,620 from $38,508 as of December 31, 2001 to $13,888. For the six months ended June 30, 2002, cash was utilized by the Company to finance inventory and prepaid supplies. As of June 30, 2002, the Company had an accumulated deficit of $385,670.

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

Part II: Other Information

ITEM 1:  Legal Proceedings

         None

ITEM 2:  Changes in Securities and Use of Proceeds

         In June 2002 the Company issued an aggregate of 415,000 shares of its common stock to an aggregate of 7 employees, consultants and other service providers as payment for services performed. The shares were issued pursuant to the exemption from registration provided by section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability without registration or an applicable exemption. The shareholders had access to information concerning the Company and had the opportunity to ask questions to the Company.

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


                                                 ALEC BRADLEY CIGAR CORPORATION

                                                 By: /s/Alan Rubin
                                                     --------------------------
                                                     Alan Rubin, President



DATED: December 2, 2002