Form 10QSB
period 2002-09-30
ALEC BRADLEY CIGAR CORP/FL
filed 2002-12-23
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002.


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

Yes       [X]              No         [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 1, 2002, there were 4,899,777 shares of Common Stock, par value $.0001 per share, outstanding.

                                    I N D E X

                                                                                            Page
                                                                                            ----
Part I.       Financial Information.                                                          3

Item 1.       Financial Statements (Unaudited).                                               3

              Balance Sheet                                                                   3

              Statements of Operations                                                        4

              Statement of Cash Flows for the Nine Months Ended September 30,                 5

              Statement of Stockholders' Equity For the Period Ended September 2002           6

              Notes to be Combined Financial Statements (Unaudited)                           7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.                                                          8

Item 3.       Controls and Procedures                                                         10

Part II.      Other Information.                                                              11

Part I:  Financial Information

ITEM 1.  FINACIAL STATEMENTS (UNAUDITED)

                            ALEC BRADLEY CIGAR CORP.
                                  BALANCE SHEET



                                     ASSETS
                                     ------

                                                      September 30,  December 31,
                                                          2002           2001
                                                          ----           ----
                                                       (unaudited)
Current Assets:
     Cash and cash equivalents                         $  93,931      $  38,508
     Accounts receivable                                 131,096         51,493
     Inventory                                            94,813         76,988
     Prepaid expenses                                     30,827          4,399
                                                       ---------      ---------

            Total Current Assets                         350,667        171,388
                                                       ---------      ---------

Furniture and Equipment - Net                              6,748          8,205

Trademarks and Other Assets                                4,452          5,252
                                                       ---------      ---------

                                                       $ 361,867      $ 184,845
                                                       =========      =========

                             LIABILITIES AND EQUITY
                             ----------------------

Current Liabilities
     Accounts payable                                  $ 209,620      $  98,413
     Payroll taxes and deductions payable                  3,551          7,903
     Accrued income taxes payable                          8,380             --
     Directors' loans and advances                            --             --
                                                       ---------      ---------

            Total Current Liabilities                    221,551        106,316
                                                       ---------      ---------

Equity
     Common Stock                                            490            448
     Paid in capital                                     479,055        459,597
     Accumulated Deficit                                (339,229)      (381,516)
                                                       ---------      ---------

            Total Equity                                 140,316         78,529
                                                       ---------      ---------

                                                       $ 361,867      $ 184,845
                                                       =========      =========


                        See notes to financial statements

                ALEC BRADLEY CIGAR CORP. AND CIGAR CONCEPTS, INC
                            STATEMENTS OF OPERATIONS



                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                September 30,
                                             --------------------------    --------------------------
                                                 2002              2001         2002          2001
                                                 ----              ----         ----          ----
Sales                                        $   559,755    $   262,881    $ 1,132,857    $   634,657

Cost of Sales                                    338,531        166,120        680,978        385,346
                                             -----------    -----------    -----------    -----------

Gross Profit                                     221,224         96,761        451,879        249,311

Operating Expenses
     General and administrative                  105,129         64,732        284,098        193,168
     Selling                                      60,994         13,619        111,834         24,951
                                             -----------    -----------    -----------    -----------

                                                 166,123         78,351        395,932        218,119
                                             -----------    -----------    -----------    -----------

Income from Operations Before Income Taxes        55,101         18,410         55,947         31,192

Provision for Income Taxes                         8,660             --         13,660             --
                                             -----------    -----------    -----------    -----------

Net Income/(Loss)                                 46,441         18,410         42,287         31,192

Accumulated Deficit - Beginning of Period       (385,670)      (392,803)      (381,516)      (405,585)
                                             -----------    -----------    -----------    -----------

Accumulated Deficit - End of Period          $  (339,229)   $  (374,393)   $  (339,229)   $  (374,393)
                                             ===========    ===========    ===========    ===========

Basic earnings (loss) per share              $      0.01    $      0.00    $      0.01    $      0.01
                                             ===========    ===========    ===========    ===========

Shares used in the calculation of basic
     earnings per share                        4,899,777      4,484,777      4,662,634      4,484,777
                                             ===========    ===========    ===========    ===========


                        See notes to financial statements

                            ALEC BRADLEY CIGAR CORP.
                             STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                                   2002         2001
                                                                   ----         ----
Cash Flows From Operating Activities
     Net Income/(Loss)                                           $  42,287    $  31,192
     Adjustments to reconcile net income to net
        cash provided by operating activities:
            Depreciation and amortization                            6,400        5,850
            Issuance of common stock for services                   19,500           --
     Changes in current assets and liabilities:
            Accounts receivable                                    (79,603)     (32,132)
            Inventory                                              (17,825)      (5,477)
            Prepaid expenses                                       (26,428)     (10,632)
            Accounts payable                                       111,207       22,070
            Payroll taxes deductions payable                        (4,352)       3,115
            Accrued income taxes payable                             8,380           --
            Directors' loans and advances                               --          946
                                                                 ---------    ---------

Net Cash Used in Operating Activities                               59,566       14,932
                                                                 ---------    ---------

Cash flows From Investing Activities
     Cash payments for the purchase of property                     (4,143)      (1,499)
                                                                 ---------    ---------

Net cash flows From Investing Activities                            (4,143)      (1,499)
                                                                 ---------    ---------

Net Decrease in Cash and Cash Equivalents                           55,423       13,433

Cash and Cash Equivalents - Beginning of Period                     38,508       45,562
                                                                 ---------    ---------

Cash and Cash Equivalents - Ending of Period                     $  93,931    $  58,995
                                                                 =========    =========








                        See notes to financial statements

                            ALEC BRADLEY CIGAR CORP.
                        Statement of Stockholders' Equity
                      For the Period Ended September 2002


                                                                    Additional                   Total
                                               Number      Common     Paid-in    Accumulated  Stockholders'
                                             of shares      Stock     Capital      Deficit      Equity
                                            ----------   ---------  ----------   -----------  -------------
Balance at December 31, 2000                 4,484,777   $     448   $ 459,597   $(405,585)     $  54,460

Net Income                                          --          --          --      24,069         24,069
                                            ----------   ---------   ---------   ---------      ---------

Balance at December 31, 2001                 4,484,777         448     459,597    (381,516)        78,529
                                            ----------   ---------   ---------   ---------      ---------

Issuance of stock in exchange for services     415,000          42      19,458          --         19,500

Net Income                                          --          --          --      42,287         42,287
                                            ----------   ---------   ---------   ---------      ---------

Balance at September 30, 2002                4,899,777   $     490   $ 479,055   $(339,229)     $ 140,316
                                            ==========   =========   =========   =========      =========









                        See notes to financial statements

              Notes to be Combined Financial Statements (Unaudited)

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

Earnings per Common Share - Basic earnings per common share are based on the weighted average number of shares outstanding of 4,899,777 and 4,484,777 for the three months ended September 30, 2002 and 2001, respectively, and 4,662,634 and 4,484,777 for the nine months ended September 30, 2002 and 2001, respectively. There are no common stock equivalents in the aforementioned periods.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations and cash flows for the nine and three months ended September 30, 2002 and 2001, have been included. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Results of Operations

Nine months ending September 30, 2002 Compared to nine months ending September 30, 2001

         Revenues

         Revenues for the nine months ended September 30, 2002 were $1,132,857, an increase of $498,200, or 78.5%, from $634,657 for the nine-month period ended September 30, 2001. This was attributable to the continuing success of cigars lines introduced during 2002 (Trilogy and Criollo), 2001 (Havana Sun Grown Cigars) and late 2000 (Occidental Cigars). The increase in sales was the result of the number of cigars sold, not as a result of increased sales price.

         The Company's gross profit increased for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 to $451,879 from $249,311, an increase of $202,568, or approximately 81%. The increase in gross profit dollars was directly attributable to the increase in sales.

         Selling Expenses

         Selling expenses for the nine-month period ended September 30, 2002 were $111,834, an increase of $86,883, or approximately 348%, from $24,951 in the nine months ended September 30, 2001. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. This increase was attributable to the increase in sales commissions paid to outside salespersons, increases in freight out and increased trade show expenses. The Company also increased the number of commission salespeople on staff. Selling expenses represented approximately 10% of revenues in the nine-month period ended September 30, 2002, compared to approximately 4% in the nine months ended September 30, 2001.

         General and administrative expenses

         General and administrative expenses for 2002 were $284,098, an increase of $90,930, or approximately 47%, from $193,168 in 2001. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is primarily attributable to an increase in professional fees ($33,000) payroll ($25,000) and insurance and other office expenses ($32,000). General and administrative expenses represented approximately 25% of revenues in 2002, compared to 30.4% in 2001.

Three Months ending September 30, 2002 Compared to Three Months ending September 30, 2001

         Revenues

         Revenues for the three months ended September 30, 2002 were $559,755, an increase of $296,874, or approximately 113% from $262,881 for the three months ended September 30, 2001. This was attributable to the continuing success of cigars lines introduced during 2002 (Trilogy and Criollo), 2001 (Havana Sun Grown Cigars) and late 2000 (Occidental Cigars). The increase in sales was the result of the number of cigars sold, not as a result of increased sales price. The Company's gross profit increased for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 from approximately $96,800 to approximately $221,200, an increase of $124,400, or 128.5%. Gross profit, as a percentage of sales were 39.5% and 36.8% respectively for the three-month periods ending September 30, 2002 and 2001. The increase in gross profit dollars was directly attributable to the increase in sales (cigars sold).

         Selling Expenses

         Selling expenses for the three months ended September 30, 2002 were approximately $61,000, an increase of $47,400, or 349.0%, from approximately $13,600 for the three months ended September 30, 2001. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 10.9% of revenues for the three months ended September 30, 2002, as compared to 5.2% for the three months ended September 30, 2001. The increase was primarily attributable to the increase in the number of commissioned salespersons, increase in sales commissions paid to outside salespersons and increased trade show expenses.

         General and administrative expenses

         General and administrative expenses for the three months ended September 30, 2002 were $105,129, an increase of $40,397, or approximately 62.4%, from $64,732 for the three months ended September 30, 2001. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is primarily attributable to the increases in professional fees of $24,000 and payroll of $22,000. General and administrative expenses represented 18.8% of revenues for the three months ended September 30, 2002, compared to 24.6% for the three months ended September 30, 2001.

Liquidity and Capital Resources

         As of September 30, 2002 the Company had cash of $93,931. For the nine months ended September 30, 2002, cash was generated by the Company through net income from operations of $42,287.

         As of September 30 2002, the Company's accounts receivable was $131,096, an increase of $79,603 from $51,493 as of December 31, 2001. The increase in accounts receivable is directly related to the Company's increase in sales. Accounts payable as of September 30, 2002 was $209,620, an increase of $111,207 from $98,413 as of December 31, 2001. The increase in accounts payable is also directly related to the Company's increase in sales.

         As of September 30, 2002, the Company had an accumulated deficit of $339,229. As of September 30, 2002, the Company's working capital was $129,116.

         The Company has negotiated with its major suppliers to obtain extended credit terms for new products being developed through these suppliers. In addition, the Company has established a line of credit with a local bank to provide for additional cash flow needs.

         Management believes that the cash generated from the Company's operations and new credit terms and credit facilities will be adequate to support its short-term cash requirements for capital expenditures and maintenance of working capital over the next 12 months.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls
----------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

Part II: Other Information

ITEM 1:  Legal Proceedings

         None

ITEM 2:  Changes in Securities and Use of Proceeds

         None.

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


DATED:   December 17, 2002