Form 10KSB
period 2002-12-31
ALEC BRADLEY CIGAR CORP/FL
filed 2003-04-17
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

                                  (954)321-5991
                                  -------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

 Title of Each Class                  Name of Each Exchange on Which Registered
 -------------------                  -----------------------------------------

                                                         None

         Securities registered under Section 12(g) of the Exchange Act:

                     Class A Common Stock, $.0001 par value
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $1,620,485.00.

State the aggregate market value of the voting stock held by non-affiliates (1,104,777) computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days ($.03 on April 11, 2003). $33,143.30.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 14, 2003: 4,899,777 Shares of Common Stock.

Transitional Small Business Disclosure Format (Check One):

Yes [ ]           No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

                                TABLE OF CONTENTS

PART I

Item 1        Description of Business............................................................    3
Item 2        Description of Property............................................................    8
Item 3        Legal Proceedings..................................................................    8
Item 4        Submissions of Matters to a Vote of Security Holders...............................    8

PART II

Item 5        Market for Common Equity and Related Stockholder Matters...........................    9
Item 6        Management's Discussion and Analysis or Plan of Operation..........................    10
Item 7        Financial Statements...............................................................    12
Item 8        Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure................................................    12

PART III

Item 9        Directors, Executive Officers, Promoters and  Control Persons;
              Compliance With Section 16(a) of the Exchange Act..................................    13
Item 10       Executive Compensation.............................................................    14
Item 11       Security Ownership of Certain Beneficial Owners and Management.....................    15
Item 12       Certain Relationships and Related Transactions.....................................    15
Item 13       Exhibits, Lists and Reports on Form 8-K............................................    15
Item 14       Controls and Procedures............................................................    16

                                     PART I

Item 1.  Description of Business.

General

         Alec Bradley Cigars was organized under the laws of the State of Florida on July 15, 1996. The Company is an importer and distributor of cigars. The Company's executive offices are located at 1750 N.W. 65th Avenue, Plantation, Florida and its telephone number is (954) 321-5991.

Description of Operations

         The Company is a cigar importer and distributor. The Company initially imported and distributed a line of cigars to golf pro shops and country clubs nationwide under the name "Bogey's Stogies." The Company currently imports and distributes several cigar lines.

         The Company primarily sells to two types of customers:

         1.   Distributors, including wine and liquor wholesalers; and
         2. Retailers, which includes tobacco shops, convenience stores, bars, restaurants and country clubs.

Background of the Industry

         In 1993 the cigar industry began to experience a dramatic increase in demand from consumers. This created a sizable increase in the number of both cigar manufacturers and retail tobacconists and distributors. Through the end of 1997, many of the cigar manufacturers were able to sell their entire production. However, by early 1998, the supply of cigars from the larger manufacturers exceeded demand from the retail tobacconists and distributors thereby causing the market to be flooded with cigars. This had an adverse effect on manufacturers, retailers and distributors. However, Bureau of Alcohol, Tobacco and Firearms Monthly Statistical Releases show that the industry remains strong. Recent statistical releases now indicated that cigars are being imported from foreign manufacturers at increasing levels. These releases can be found at www.atf.treas.gov.

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

Purchasing and Distribution

         The Company purchases and imports the majority of its cigars from cigar manufacturing plants in Honduras and the Dominican Republic. Occidental Cigar Corporation, the Company's supplier from the Dominican Republic, is a leading manufacturer of premium cigars. They produce the Company's Occidental Reserve and Havana Sun Grown cigar lines. Located in Santiago, Dominican Republic, Occidental Cigar Corporation occupies a 20,000 square foot building and produces 15,000,000 cigars annually. Occidental Cigar Corporation stocks over 3 years of raw material that includes wrapper, filler and binder. This stock of raw material assures consistent quality and production for several years.

         La Perla Hondurena, located in Danli, Honduras, is the Company's supplier of gourmet cigars.

         The Company does not have any agreements with cigar manufacturers. Purchases are made on a per order basis. The Company pays all shipping costs.

Customers

         The Company has approximately 400 customers. The Company's biggest customer is Thompsons Cigar Company, located in Tampa, Florida. Over the past two years, Thompsons accounts for approximately 25% of the Company's sales and is the only company which the Company depends on for a large portion of its revenues. The Company has no contractual relationship with Thompsons Cigar Company.

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

Item 2.  Description of Property.

         Commencing May 1, 1998, the Company entered into a lease agreement for approximately 2,500 feet of office, administrative and warehouse facilities located at 1750 N.W. 65th Avenue, Plantation, Florida 33313, at a monthly rate of $1,400. The Company received rent abatements during 1999 and 2000. The lease has expired. The landlord has orally extended the lease on a month to month basis. The Company currently pays $1,000 per month.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Common Equity

         From 1999 through February 2002 the Company's Common Stock traded on the Pink Sheets. The Company's Common Stock currently trades on the OTC Bulletin Board under the symbol ABDC. The stock is thinly traded and transactions (if any) in the stock are sporadic and infrequent. On April 11, 2003, the Closing bid and asked price of our Common Stock was $.03. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations, as reported by Bloomberg, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

      Period                                  High              Low
      ------                                  ----              ---

1st quarter 2001                              $0.20             $0.12
2nd quarter 2001                              $0.15             $0.12
3rd quarter 2001                              $0.15             $0.05
4th quarter 2001                              $0.05             $0.03
1st quarter 2002                              $0.22             $0.03
2nd quarter 2002                              $0.45             $0.06
3rd quarter 2002                              $0.40             $0.13
4th quarter 2002                              $0.13             $0.04

         As of the date of this report, there were approximately 50 holders of record of the Company's Common Stock.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Introduction

         The following discussion is based upon, and should be read in conjunction with, the audited consolidated financial statements of the Company as of and for the years ended December 31, 2002 and 2001, together with the notes to the financial statements.

Year ended December 31, 2002 as compared to year ended December 31, 2001

         Revenues

         Revenues for 2002 were approximately $1,620,485, an increase of approximately $724,200, or 80.8%, from $896,295 for 2001. This was attributable to an increase in sales (number of units) resulting from the Company's successful introduction of new cigar lines during 2002 (Trilogy, Criollo and Figurado) and 2001 (Havana Sun Grown Cigars). The Company's gross profit was $629,160, an increase of approximately $276,400, or 78.3% from $352,842, due to the increase in sales. The increase in gross profit is directly attributable to the increase in sales.

         Selling Expenses

         Selling expenses for 2002 were $183,808, an increase of approximately $141,700 or 336.6% from $42,118 in 2001. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. The increase in selling expenses was attributable to the increase in sales commissions of $103,000, freight expense of $30,000 and trade show costs and advertising costs of $8,700 in 2002. Selling expenses represented 11.3% of revenues in 2002, compared to 4.7% in 2001.

         General and administrative expenses

         General and administrative expenses for 2002 were $400,260, an increase of $121,400, or 43.5%, from 278,750 in 2001. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is attributable to the increases of $50,600 in payroll and related taxes, $20,500 in professional fees, and entertainment of $12,600. The majority of payroll and tax increase was due to an increase in employee salaries and bonuses paid during 2002. General and administrative expenses represented 24.7% of revenues in 2002, compared to 31.1% in 2001.

Liquidity and Capital Resources

         The Company's cash balance as of December 31, 2002 increased by $7,500 from December 31, 2001 to $46,000. During 2002, cash provided by operations was approximately $11,600 and primarily resulted from the increase in accounts payable of approximately $252,000 and income from operations plus the effect of net of non-cash items (depreciation expense). The cash provided was utilized to fund the increases in accounts receivable of $52,100 and prepaid expenses of $15,800.

         The Company's working capital was approximately $127,900 at December 31, 2002, compared to approximately $65,100 at December 31, 2001. The increase in working capital was primarily attributable to the Company profits of approximately $35,900, inventory of $308,450 and the effect of net of non-cash items (depreciation expense) of $9,300.

         The Company has negotiated with major suppliers and extended credit terms for new products being developed through these suppliers. In addition, The Company has established a line of credit to provide for additional cash flow needs.

         Management believes that the cash generated from the Company's operations and new credit terms and credit facility will be adequate to support its short-term cash requirements for capital expenditures and maintenance of working capital.

Accounting Pronouncements

         Basis of Accounting

         The financial statements are prepared using the accrual basis of accounting where revenues are recognized upon shipment of merchandise to the customer and expenses are recognized in the period in which they are incurred. This basis of accounting conforms to accounting principles generally accepted in the United States of America.

         Income Taxes

         For tax purposes, the Company was an S corporation prior to January 1, 2001. Accordingly, net losses and related timing differences for periods prior to January 1, 2001 were offset taxable income of the Company in subsequent periods. Effective January 1, 2001, the Company terminated its S corporation election, and, as a result, adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates.

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

         Estimates

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

Item 7.  Financial Statements.

         The information required by Item 310 (a) of Regulation S-B is included herein elsewhere in this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective March 17, 2003, the Company dismissed Jaffe, Kaufman & Sarbey, LLC ("JKS") to audit Company's financial statements. The reports of JKS on the financial statements of the Company for the past fiscal year contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The decision to dismiss JKS was recommended by management and approved by the Company's Board of Directors (the Company currently has no formal audit committee).

         In connection with its audit for the most recent fiscal year and including the interim period up to and including the date of dismissal, there have been no disagreements with JKS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of JKS would have caused them to make reference thereto in their report on the financial statements for such years.

         Effective March 17, 2003, the Company engaged the accounting firm of Jewett, Schwartz & Associates as the Company's new independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 2002.

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

         In connection with the audits of the Company's financial statements for the fiscal year ended December 31, 1999, fiscal year ended December 31, 2000, and in the subsequent unaudited interim period through March 11, 2002 (date of dismissal), there were no disagreements with Spear, Safer, Harmon & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Spear, Safer, Harmon & Co., would have caused Spear, Safer, Harmon & Co. to make reference to the subject matter in their report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The Directors and Executive Officers of the Company are as follows:

    Name                        Age                  Positions Held
    ----                        ---                  --------------
Alan V. Rubin                    41                  Director, Chief Executive Officer,
                                                     President and Principal Financial Officer

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

Committees

         To date, the Company has not established a compensation or audit committee. The board of directors, solely consisting of Alan Rubin, reviews the professional services provided by the Company's independent auditors, the independence of the Company's auditors from its management, the Company's annual financial statements and its system of internal accounting controls. Alan Rubin is not considered a "financial expert."

Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of its outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. These persons are required by SEC regulation to furnish the Company with copies of these reports they file.

         To the Company's knowledge, based solely on a review of the copies of reports furnished to it, Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates.

Indemnification

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

                                         Summary Compensation Table
                                         --------------------------
                                                                                          Other Annual
Name                       Year              Salary($)                Bonus($)            Compensation(1)
----                       ----              ---------                --------            ------------
Alan Rubin                 2002              $104,000                 $10,000               $23,550(3)
                           2001              $109,000                     -0-               $12,300
                           2000                   -0-(2)              $23,000               $19,900

(1) Mr. Rubin has received approximately $525 per month for automobile lease expenses and approximately $500 per month for automobile expense reimbursement. In addition, the Company has paid Mr. Rubin's health insurance.
(2) While salary has not been paid to Mr. Rubin, the audited financial statements for the year ended December 31, 2000 include a compensation expense of $100,000 as well as a capital contribution of $100,000, to reflect the value of services provided by Mr. Rubin.
(3) Includes 250,000 shares of common stock issued in June 2002 valued at $11,250.

Stock Options and SARs

         Since inception, the Company has issued no stock options nor SARs.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         As of the date of this report, there were 4,899,777 shares of the Company's Common Stock issued and outstanding. The following table sets forth information with respect to the beneficial ownership of each class of voting securities of the Company by: (1) each person known by the Company to be the owner of more than 5% of the outstanding shares of any class of voting securities; (2) each officer and director; and (3) all officers and directors as a group.

                                                                            Beneficial Ownership
                                                                            --------------------
Name and Address                                                        Shares           % of Shares
----------------                                                        ------           -----------
Alan V. Rubin
1750 N.W. 65th Avenue
Plantation, FL 33313                                                   2,895,000              59.1%

Bruce A. Ginsberg
2523 Monterey Court
Weston, FL 33327                                                         500,000              10.2%

Peter Troiano
7 Bayview Place
Massapequa, N.Y. 11758                                                   400,000               8.1%

All Executive Officers
and Directors as a Group (1 person)                                    2,895,000              59.1%

Item 12. Certain Relationships and Related Transactions

         None.


Item 13. Exhibits, Lists and Reports on Form 8-K.

(A)      Exhibits

        Exhibit
        Number             Description
        ------             -----------

        3.0                Articles of Incorporation(1)
        3.1                Amendment to Articles of Incorporation(1)
        3.2                Bylaws(1)
        16.1               Letter from Former Independent Auditor(2)
        16.2               Letter from Former Independent Auditor(3)
        21                 Subsidiaries of the registrant(1)
        99.1               Certification

(1) Previously filed on Form 10-SB Registration Statement dated December 19,
    2000.

(2) Previously filed on Form 8-K Current Report dated March 11, 2002.

(3) Previously filed on Form 8-K Current Report dated March 27, 2003.

(B) Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

         Subsequent to the last quarter of the period covered by this report, on March 27, 2003, the Company filed a current report on Form 8-K to disclose the following:

         Effective March 17, 2003, the Company dismissed Jaffe, Kaufman & Sarbey, LLC ("JKS") to audit Company's financial statements. The reports of JKS on the financial statements of the Company for the past fiscal year contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The decision to dismiss JKS was recommended by management and approved by the Company's Board of Directors (the Company currently has no formal audit committee).

         In connection with its audit for the most recent fiscal year and including the interim period up to and including the date of dismissal, there have been no disagreements with JKS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of JKS would have caused them to make reference thereto in their report on the financial statements for such years.

         Effective March 17, 2003, the Company engaged the accounting firm of Jewett, Schwartz & Associates as the Company's new independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 2002.

Item 14. Controls and Procedures.

Evaluation of disclosure controls and procedures

         Within the 90 days prior to filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

                                   ALEC BRADLEY CIGAR CORPORATION


Date: April 14, 2003               By: /s/ Alan Rubin
                                      ---------------------------------------
                                      Alan Rubin, Principal Executive
                                      Officer and Principal Financial Officer

                                 Certifications

I, ALAN RUBIN, certify that:

         1. I have reviewed this annual report on Form 10-KSB of ALEC BRADLEY CIGAR CORPORATION.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: APRIL 15, 2003

/S/ALAN RUBIN
-------------
ALAN RUBIN
Chief Executive Officer (or equivalent)

I, ALAN RUBIN, certify that:

         1. I have reviewed this annual report on Form 10-KSB of ALEC BRADLEY CIGAR CORPORATION.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: APRIL 15, 2003

/S/ALAN RUBIN
-------------
ALAN RUBIN
Chief Financial Officer (or equivalent)

                            ALEC BRADLEY CIGAR CORP.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                            ALEC BRADLEY CIGAR CORP.
                     YEARS ENDED DECEMBER 31, 2002 AND 2001




                                    CONTENTS




                                                                     Page
                                                                  ----------

Independent auditors' report                                        F-1-2

Financial statements:

     Balance sheets                                                  F-3

     Statements of operations                                        F-4

     Statements of shareholders' equity                              F-5

     Statements of cash flows                                        F-6

     Notes to financial statements                                  F-7-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Alec Bradley Cigar Corp.
Plantation, Florida


We have audited the accompanying balance sheet of Alec Bradley Cigar Corp. as of December 31, 2002 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Alec Bradley Cigar Corp. as of December 31, 2001 and for the year then ended, were audited by other auditors whose report dated April 10, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alec Bradley Cigar Corp. as of December 31, 2002, and 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




Jewett Schwartz & Associates
Hollywood, Florida
April 12, 2003

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



Jaffe, Kaufman & Sarbey, LLC

Fort Lauderdale, Florida
April 10, 2002



                            ALEC BRADLEY CIGAR CORP.
                                 Balance Sheets
                           December 31, 2002 and 2001



                                   A S S E T S
                                                                                         2002        2001
                                                                                      ---------    ---------
Current Assets:
   Cash and cash equivalents                                                          $  46,012    $  38,508
   Accounts receivable, net of allowance for doubtful
    accounts of $5,749 in 2002 and $1,793 in 2001                                       103,624       51,493
   Inventory                                                                            308,450       76,988
   Prepaid expenses                                                                      20,212        4,399
                                                                                      ---------    ---------

           Total Current Assets                                                         478,298      171,388

Furniture and Equipment, net                                                              4,183        8,205

Other Assets                                                                              4,077        5,252
                                                                                      ---------    ---------

                                                                                      $ 486,558    $ 184,845
                                                                                      =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                              $ 350,369    $  98,413
   Income taxes payable                                                                      48        7,903
                                                                                      ---------    ---------

           Total Current Liabilities                                                    350,417      106,316
                                                                                      ---------    ---------

Shareholders' Equity:
   Common stock, $.0001 par value, 30,000,000 shares authorized,
     4,899,777 and 4,484,777, shares issued and outstanding as
     of December 31, 2002 and 2001, respectively                                            490          448
   Paid-in capital                                                                      479,055      459,597
   Accumulated deficit                                                                 (343,404)    (381,516)
                                                                                      ---------    ---------

           Total Shareholders' Equity                                                   136,141       78,529
                                                                                      ---------    ---------

                                                                                      $ 486,558    $ 184,845
                                                                                      =========    =========


                       See notes to financial statements.

                            ALEC BRADLEY CIGAR CORP.
                            Statements of Operations
                     Years Ended December 31, 2002 and 2001





                                                                        2002                       2001
                                                                  ----------------           ----------------
Sales, net                                                        $      1,620,485           $        896,295
Cost of Sales                                                              991,325                    543,453
                                                                  ----------------           ----------------

Gross Profit                                                               629,160                    352,842
                                                                  ----------------           ----------------

Operating Expenses:
   Selling                                                                 183,808                     42,118
   General and administrative                                              400,262                    278,752
                                                                  ----------------           ----------------

                                                                           584,070                    320,870
                                                                  ----------------           ----------------
Net Income before income taxes                                              45,090                     31,972
Income tax expense                                                           6,978                      7,903
                                                                  ----------------           ----------------

Net Income                                                        $         38,112           $         24,069
                                                                  ================           ================


Basic and diluted Earnings per Share                              $           0.01           $           0.01
                                                                  ================           ================

Weighted Average Common Shares
  Outstanding - Basic                                                    4,899,777                  4,484,777
                                                                  ================           ================




                       See notes to financial statements.

                            ALEC BRADLEY CIGAR CORP.
                       Statements of Shareholders' Equity
                     Years Ended December 31, 2002 and 2001



                                                                                            Total
                                      Number of    Common      Additional   Accumulated  Stockholders'
                                       Shares      Stock    Paid-in Capital   Deficit       Equity
                                       ------      -----    ---------------   -------       ------
Balance at December 31, 2000          4,484,777   $     448    $ 459,597     $(405,585)   $  54,460

Net Income                                   --          --           --        24,069       24,069

Balance at December 31, 2001          4,484,777         448      459,597      (381,516)      78,529
                                      ---------   ---------    ---------     ---------    ---------

Shares issued for services rendered     415,000          42       19,458            --       19,500

Net Income                                   --          --           --        38,112       38,112
                                      ---------   ---------    ---------     ---------    ---------

Balance at December 31, 2002          4,899,777   $     490    $ 479,055     $(343,404)   $ 136,141
                                      =========   =========    =========     =========    =========




                       See notes to financial statements.

                            ALEC BRADLEY CIGAR CORP.
                            Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001

                                                          2002        2001
                                                       ---------    ---------
Cash Flows from Operating Activities:
   Net income                                          $  38,112    $  24,069
   Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
     Depreciation and amortization                         9,339       10,710
     Issuance of stock for services rendered              19,500           --
   Changes in assets and liabilities:
     Accounts receivable                                 (52,131)     (25,993)
     Inventory                                          (231,462)     (14,265)
     Prepaid expenses                                    (15,813)       7,181
     Accounts payable and accrued expenses               251,956      (14,428)
     Taxes payable                                        (7,855)       7,903
                                                       ---------    ---------

Net Cash Provided by (Used in) Operating Activities       11,646       (4,823)
                                                       ---------    ---------

Cash Flows from Investing Activities:
   Purchase of property and equipment                     (4,142)      (2,231)
                                                       ---------    ---------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                         7,504       (7,054)
                                                       ---------    ---------

Cash and Cash Equivalents - Beginning of Period           38,508       45,562
                                                       ---------    ---------

Cash and Cash Equivalents - End of Period              $  46,012    $  38,508
                                                       =========    =========









                       See notes to financial statements.

                            ALEC BRADLEY CIGAR CORP.
                          Notes to Financial Statements
                     Years Ended December 31, 2002 and 2001



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

         Credit Risk - Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade accounts receivable. The Company places its cash with high credit financial institutions. However, the Company occasionally maintains cash balances in excess of the F.D.I.C. insurance limits, thereby failing to limit the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade accounts receivable are reduced due to the Company's large number of customers. The Company conducts ongoing credit evaluations of its customers and generally does not require collateral or other security from these customers.

         The Company's revenues included sales to one customer, which accounted for approximately 17% and 23% of total revenues in 2002 and 2001, respectively.

         The Company purchases and imports the majority of its cigars from cigar manufacturing plants in Honduras and the Dominican Republic. The Company does not have any agreements with cigar manufacturers. Purchases are made on a per order basis. Although the Company believes there are alternative sources for its products, a change in suppliers could cause delays in the Company's operations, which could adversely affect its operating results.

                            ALEC BRADLEY CIGAR CORP.
                    Notes to Financial Statements (Continued)
                           December 31, 2002 and 2001


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

         Advertising Costs - Advertising costs are charged to expense during the period in which they are incurred. Advertising expenses for the years ended December 31, 2002 and 2001 approximated $15,600 and $13,900, respectively.

         Earnings per Share - Basic and diluted earnings per common share are based on the weighted average number of shares outstanding of 4,484,777 for the years ended December 31, 2002 and 2001. There are no common stock equivalents or other dilutive items in the aforementioned periods presented.

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

                            ALEC BRADLEY CIGAR CORP.
                    Notes to Financial Statements (Continued)
                           December 31, 2002 and 2001


NOTE 2 - FURNITURE AND EQUIPMENT

         Furniture and equipment consist of the following as of December 31,:

                                                   2002      2001
                                                 -------   -------

         Computer and office equipment           $ 7,123   $26,170
         Furniture and fixtures                   11,107    19,913
                                                 -------   -------

                                                  18,230    46,083

         Less accumulated depreciation            14,047    37,878
                                                 -------   -------

                                                 $ 4,183   $ 8,205
                                                 =======   =======

         Depreciation expense for the years ended December 31, 2002 and 2001 approximated $7,800 and $9,200, respectively.

NOTE 3 - INCOME TAXES

         The components of income tax expense for the year ended December 31, 2002 and 2001 are as follows:

                                                  2002      2001
                                                 ------    ------

         Federal tax provision                   $4,882    $6,567
         State tax provision                      2,096     1,336
                                                 ------    ------

                                                 $6,978    $7,903
                                                 ======    ======

         As of December 31, 2001, the Company had no deferred income tax balances.

                            ALEC BRADLEY CIGAR CORP.
                    Notes to Financial Statements (Continued)
                           December 31, 2002 and 2001


NOTE 4 - COMMITMENTS AND CONTINGENCIES

         Line of credit - The Company has established a credit facility with a financial institution that permits the Company to borrow up to $50,000. The credit facility was approved on May 7, 2002 and expires on May 7, 2003. The facility's interest rate is 2% above Citibank's Prime Rate, not to be less than 7.50%. The Company is required to have at least a 30-day clean up period once a year. As of December 31, 2002 the Company had not utilized the facility.

         Lease - The Company currently operates out of leased premises pursuant to a month-to-month rental agreement. Rent expense for the years ended December 31, 2002 and 2001 approximated $12,000 and $7,200, respectively. Subsequent to December 31, 2001, the Company's lease payments for the premises have increased to $1,000 per month.

NOTE 5 - STOCKHOLDERS' EQUITY

         In June 2002, the Company issued an aggregate of 415,000 shares of its common stock to certain employees and consultants in exchange for services provided to the Company. The Company valued these common shares at the fair market value on their issuance date of $19,500.