Form 10QSB
period 2003-03-31
ALEC BRADLEY CIGAR CORP/FL
filed 2003-05-23
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from   ______________________ to ____________________.

Commission file number:  __________0-32137____________


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

Yes [X]              No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2003, there were 4,899,777 shares of Common Stock, par value $.0001 per share, outstanding.

                                    I N D E X

                                                                                          Page
                                                                                          ----
Part I.       Financial Information.                                                       3

Item 1.       Financial Statements (Unaudited).                                            3

              Balance Sheet                                                                3

              Statements of Operations                                                     4

              Statement of Cash Flows                                                      5

              Notes to Combined Financial Statements                                       6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.                                                       7

Item 3.       Controls and Procedures.                                                     8

Part II.      Other Information.                                                           9

Part I:  Financial Information

ITEM 1.  FINACIAL STATEMENTS (UNAUDITED)



                            ALEC BRADLEY CIGAR CORP.
                                  BALANCE SHEET

                                                                               March 31    December 31
                                                                                 2003          2002
                                                                                 ----          ----
                                                                              (Unaudited)
                                     ASSETS
                                     ------
Current Assets:
              Cash and cash equivalents                                        $  37,998    $  46,012
              Accounts receivable                                                138,901      103,624
              Inventory                                                          149,534      308,450
              Prepaid expenses                                                       700       20,212
                                                                               ---------    ---------

                          Total Current Assets                                   327,133      478,298
                                                                               ---------    ---------

Furniture and Equipment - Net                                                      2,607        4,183

Trademarks and Other Assets                                                        3,702        4,077
                                                                               ---------    ---------

                                                                               $ 333,442    $ 486,558
                                                                               =========    =========

                             LIABILITIES AND EQUITY
                             ----------------------

Current Liabilities
              Accounts payable                                                 $ 112,074      350,369
              Income taxes payable                                                13,354           48
              Loan Payable                                                        15,000           --
                                                                               ---------    ---------

                          Total Current Liabilities                              140,428      350,417
                                                                               ---------    ---------

Equity
              Common Stock                                                           490          490
              Paid in capital                                                    479,055      479,055
              Accumulated Deficit                                               (286,531)    (343,404)
                                                                               ---------    ---------

                          Total Equity                                           193,014      136,141
                                                                               ---------    ---------

                                                                               $ 333,442    $ 486,558
                                                                               =========    =========










                       See notes to financial statements.

                            ALEC BRADLEY CIGAR CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                           Three months ended
                                                                                March 31,
                                                                          2003          2002
                                                                          ----          ----
Sales                                                                  $   467,106   $   236,276

Cost of Sales                                                              253,647       142,727
                                                                       -----------   -----------

Gross Profit                                                               213,459        93,549

Operating Expenses
              General and administrative                                    85,974        65,671
              Selling                                                       58,311        13,929
                                                                       -----------   -----------

                                                                           144,285        79,600
                                                                       -----------   -----------

Income from Operations Before Income Taxes                                  69,174        13,949

Provision for Income Taxes                                                  12,300         2,000
                                                                       -----------   -----------

Net Income                                                             $    56,874   $    11,949
                                                                       ===========   ===========




Basic net income (loss) per common share                               $      0.01   $      0.00
                                                                       ===========   ===========

Weighted average common shares
              outstanding - basic                                        4,484,777     4,484,777
                                                                       ===========   ===========


















                       See notes to financial statements.

                            ALEC BRADLEY CIGAR CORP.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                Three months ended
                                                                                      March 31,
                                                                                2003         2002
                                                                                ----         ----
Cash Flows From Operating Activities
              Net Income                                                     $  56,874    $  11,949
              Adjustments to reconcile net income to net
                 cash provided by operating activities:
                          Depreciation and amortization                          1,950        1,950
              Changes in current assets and liabilities:
                          Accounts receivable                                  (35,277)     (11,266)
                          Inventory                                            158,916       (7,993)
                          Prepaid expenses                                      19,512       (5,879)
                          Accounts payable                                    (238,295)      20,900
                          Income taxes payable                                  13,306       (4,914)
                          Directors' loans and advances                         15,000           --
                                                                             ---------    ---------

Net Cash Used in Operating Activities                                           (8,014)       4,747
                                                                             ---------    ---------

Cash flows From Investing Activities
              Cash payments for the purchase of property                            --         (244)
                                                                             ---------    ---------

Net cash flows From Investing Activities                                            --         (244)

Net Decrease in Cash and Cash Equivalents                                       (8,014)       4,503

Cash and Cash Equivalents - Beginning of Period                                 46,012       38,508
                                                                             ---------    ---------

Cash and Cash Equivalents - Ending of Period                                 $  37,998    $  43,011
                                                                             =========    =========

















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

Earnings per Common Share - Basic earnings per common share are based on the weighted average number of shares outstanding of 4,899,777 and 4,484,777 for the three months ended March 31, 2003 and 2002. There are no common stock equivalents in the aforementioned periods.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and cash flows for the nine and three months ended March 31, 2003 and 2003, have been included. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

         Management's discussion and analysis contains various forward-looking statements. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology.

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

Results of Operations

Three Months ending March 31, 2003 Compared to Three Months ending March 31,
2002

         Revenues

         Revenues for the three months ended March 31, 2003 were $467,106, an increase of $230,830, or 97.7% from $236,276 for the three months ended March 31, 2002. This was attributable to the continuing growth of the Company and success of cigar lines (Havana Sun Grown Cigars and Occidental Cigars) introduced by the Company over the past several years. The Company's gross profit increased for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 from $93,549 to $213,459, an increase of $119,910, or 128.2%. Gross profit, as a percentage of sales were 45.7% and 39.6%, respectively, for the three-month periods ending March 31, 2003 and 2002. The increase in gross profit dollars was directly attributable to the increase in sales. The increase in gross profit percentage was due to the specific mix of product being sold.

         Selling Expenses

         Selling expenses for the three months ended March 31, 2003 were $58,311, an increase of $45,382, or 325.8%, from $13,929 for the three months ended March 31, 2002. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 12.5% of revenues for the three months ended March 31, 2003, as compared to 5.9% for the three months ended March 31, 2002. The increase was primarily attributable to an increase in freight costs of $4,600 and selling commission expense of $39,500.

         General and administrative expenses

         General and administrative expenses for the three months ended March 31, 2003 were $85,974, a increase of $20,303, or 30.9%, from $65,671 for the three months ended March 31, 2002. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is primarily attributable to the increases in payroll and related expenses of approximately $10,500, office expenses of approximately $7,200 and interest expense and bank charges of approximately $1,700. General and administrative expenses represented 18.4% of revenues for the three months ended March 31, 2003, compared to 27.8% for the three months ended March 31, 2002.

Liquidity and Capital Resources

         As of March 31, 2003, the Company had an accumulated deficit of $286,531. For the three months ended March 31, 2003, cash utilized by operations was $8,014 and primarily resulted from the income from operations plus the effect of net of non-cash items (depreciation expense) offset by changes in current assets and liabilities. The Company's cash balance as of March 31, 2003 decreased by $8,014 from $46,012 as of December 31, 2002 to $37,998.

         As of March 31 2003, the Company's accounts receivable was $138,901. As of March 31, 2003, the Company's working capital was $186,705.

         Management believes that the cash generated from the Company's operations, its line of credit and supplier credit terms will be adequate to support its short-term cash requirements for capital expenditures and maintenance of working capital. The Company has extended credit terms with several of its major suppliers. In addition, the Company has a $50,000 line of credit to provide for additional cash flow needs, of which $-0- was outstanding as of the date of this filing.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

ITEM 5:  Other Information

         None

ITEM 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits required by Item 601 of Regulation S-B

             16.1 Letter from Former Independent Accountant (previously filed on Form 8-K dated March 27, 2003

             99.1   Certification of Executive Officer

         (b) Reports on Form 8-K

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

                                        ALEC BRADLEY CIGAR CORPORATION


                                        By:  /s/ Alan Rubin
                                             -------------------------------
                                             Alan Rubin, Principal Executive
                                             Officer and Principal Financial
                                             Officer


DATED: May 22, 2003

                                 Certifications

I, ALAN RUBIN, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of ALEC BRADLEY CIGAR CORPORATION.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: MAY 22, 2003


/s/ALAN RUBIN
-------------
ALAN RUBIN
Chief Executive Officer (or equivalent)

I, ALAN RUBIN, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of ALEC BRADLEY CIGAR CORPORATION.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: MAY 22, 2003

/s/ALAN RUBIN
-------------
ALAN RUBIN
Chief Financial Officer (or equivalent)