Form 10QSB
period 2003-06-30
ALEC BRADLEY CIGAR CORP/FL
filed 2003-08-14
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003.


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________________ to ______________________.

Commission file number: 0-32137
                        -------


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

Yes  [X]    No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of August 5, 2003, there were 4,499,777 shares of Common Stock, par value $.0001 per share, outstanding.

                                              I N D E X

                                                                                            Page
                                                                                            ----
Part I.       Financial Information.                                                         3

Item 1.       Financial Statements (Unaudited).                                              3

              Balance Sheet.                                                                 3

              Statements of Operations.                                                      4

              Statement of Cash Flows.                                                       5

              Notes to Financial Statements.                                                 6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.                                                         7

Item 3.       Controls and Procedures.                                                       9

Part II.      Other Information.                                                            10

Item 1:       Legal Proceedings.                                                            10

Item 2:       Changes in Securities and Use of Proceeds.                                    10

Item 3:       Defaults upon Senior Securities.                                              10

Item 4:       Submission of Matters to a vote of Securities Holders.                        10

Item 5:       Other Information.                                                            10

Item 6:       Exhibits and Reports on Form 8-K.                                             10

Signature                                                                                   11


PART I:  FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         --------------------------------

                                       ALEC BRADLEY CIGAR CORP.
                                            BALANCE SHEET
                                         AS OF JUNE 30, 2003
                                             (Unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                                               $ 116,368
  Accounts receivable                                                       137,350
  Inventory                                                                 106,330
  Prepaid expenses                                                           36,711
                                                                          ---------

               Total Current Assets                                         396,759

Furniture and Equipment - Net                                                 1,032

Trademarks and Other Assets                                                   3,327
                                                                          ---------

                                                                          $ 401,118
                                                                          =========



LIABILITIES AND EQUITY

Current Liabilities
  Accounts payable                                                        $ 164,188
  Payroll taxes payable                                                      23,433
  Directors' loans and advances                                                  --
                                                                          ---------

               Total Current Liabilities                                    187,621
                                                                          ---------

Equity
  Common Stock                                                                  450
  Paid in capital                                                           479,096
  Accumulated Deficit                                                      (266,049)
                                                                          ---------

               Total Equity                                                 213,497
                                                                          ---------

                                                                          $ 401,118
                                                                          =========














The accompanying notes are an integral part of these financial statements

                                             ALEC BRADLEY CIGAR CORP.
                                             STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                          2003            2002          2003            2002
                                                       --------------------------    --------------------------
Sales                                                  $   511,022    $   336,826    $   978,128    $   573,102

Cost of Sales                                              297,076        199,720        550,723        342,447
                                                       -----------    -----------    -----------    -----------

Gross Profit                                               213,946        137,106        427,405        230,655

Operating Expenses
  General and administrative                                96,682         95,048        182,656        160,719
  Selling                                                   87,782         35,661        146,093         49,590
                                                       -----------    -----------    -----------    -----------

                                                           184,464        130,709        328,749        210,309
                                                       -----------    -----------    -----------    -----------

Income from Operations Before Income Taxes                  29,482          6,397         98,656         20,346

Provision for Income Taxes                                   9,000          1,000         21,300          3,000
                                                       -----------    -----------    -----------    -----------

Net Income                                                  20,482          5,397         77,356         17,346

Accumulated Deficit - Beginning of Period                 (286,531)      (369,567)      (343,405)      (381,516)
                                                       -----------    -----------    -----------    -----------

Accumulated Deficit - End of Period                    $  (266,049)   $  (364,170)   $  (266,049)   $  (364,170)
                                                       ===========    ===========    ===========    ===========

Basic and diluted earnings per share                   $      0.00    $      0.00    $      0.02    $      0.00
                                                       ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding     4,631,645      4,484,777      4,764,970      4,484,777
                                                       ===========    ===========    ===========    ===========


















The accompanying notes are an integral part of these financial statements

                                  ALEC BRADLEY CIGAR CORP.
                                  STATEMENT OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED JUNE 30,
                                       (Unaudited)

                                                                                2003         2002
                                                                             ---------    ---------

Cash Flows From Operating Activities
  Net Income/(Loss)                                                          $  77,356    $  17,346
  Adjustments to reconcile net income to net
     cash provided by operating activities:
               Depreciation and amortization                                     3,900        3,900
  Changes in current assets and liabilities:
               Accounts receivable                                             (33,726)     (27,130)
               Inventory                                                       202,120       16,657
               Prepaid expenses                                                (16,499)     (19,483)
               Accounts payable                                               (186,180)      (8,990)
               Payroll taxes payable                                            23,385       (5,950)
                                                                             ---------    ---------

Net Cash Used in Operating Activities                                           70,356      (23,650)
                                                                             ---------    ---------

Cash flows From Investing Activities
               Cash payments for the purchase of property                           --         (970)
                                                                             ---------    ---------

Net cash flows From Investing Activities                                            --         (970)
                                                                             ---------    ---------

Cash flows From Financing Activities
               Cancellation of common stock
               Cash payments for the purchase of property                           --           --
                                                                             ---------    ---------

Net cash flows From Financing Activities                                            --           --
                                                                             ---------    ---------

Net Decrease in Cash and Cash Equivalents                                       70,356      (24,620)

Cash and Cash Equivalents - Beginning of Period                              $  46,012    $  38,508
                                                                             ---------    ---------

Cash and Cash Equivalents - Ending of Period                                 $ 116,368    $  13,888
                                                                             =========    =========

















The accompanying notes are an integral part of these financial statements

                         Alec Bradley Cigar Corporation
                    Notes to Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Alec Bradley Cigar Corporation (the "Company"), a Florida corporation, was organized in July 1996. The Company imports and distributes cigars domestically, with offices located in Plantation, Florida.

Basis of Accounting - The financial statements are prepared using the accrual basis of accounting where revenues are recognized upon shipment of merchandise to the customer and expenses are recognized in the period in which they are incurred. This basis of accounting conforms to accounting principles generally accepted in the United States of America.

Earnings per Common Share - Basic and diluted earnings per common share are based on the weighted average number of shares outstanding of 4,631,645, 4,764,970 and 4,484,777 for the three and six months ended June 30, 2003 and 2002, respectively. There are no common stock equivalents or other dilutive items in the aforementioned periods presented.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of its operations and cash flows for the six and three months ended June 30, 2003 and 2002, have been included. The results of operations of such interim period are not necessarily indicative of the results of the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Alec Bradley Cigar Corporation (the "Company") was organized under the laws of the State of Florida on July 15, 1996. The Company is an importer and distributor of cigars. The Company primarily sells to two types of customers:

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

Results of Operations

Three Months ending June 30, 2003 Compared to Three Months ending June 30, 2002

        Revenues

        Revenues for the three months ended June 30, 2003 were $511,000, an increase of $174,200, or 51.7% from $336,800 for the three months ended June 30, 2002. This was attributable to the continuing success of cigars lines introduced during 2001 (Havana Sun Grown Cigars) and late 2000 (Occidental Cigars). The Company's gross profit increased for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 from approximately $137,100 to approximately $213,900, an increase of $76,800, or 57.3%. Gross profit, as a percentage of sales were 41.9% and 40.7% respectively for the three-month periods ending March 31, 2003 and 2002. The increase in gross profit dollars was directly attributable to the increase in sales.

         Selling Expenses

         Selling expenses for the three months ended June 30, 2003 were $87,800, an increase of $52,100, or 145.9%, from $35,700 for the three months ended June 30, 2002. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 17.2% of revenues for the three months ended June 30, 2003, as compared to 10.6% for the three months ended June 30, 2002. The increase was primarily attributable to the increase in sales commissions paid to outside salespersons and increased trade show expenses.

         General and administrative expenses

         General and administrative expenses for the three months ended June 30, 2003 were $96,700, an increase of $1,700, or 1.8%, from $95,000 for the three months ended June 30, 2002. General and administrative expenses primarily include salaries, supplies, and general operating expenses. General and administrative expenses represented 18.9% of revenues for the three months ended June 30, 2003, compared to 28.2% for the three months ended June 30, 2002.

Six Months ending June 30, 2003 Compared to Six Months ending June 30, 2002

         Revenues

         Revenues for the six months ended June 30, 2003 were $978,100, an increase of $405,000, or 70.6%, from $573,100 for the six-month period ended June 30, 2002. This was attributable to the continuing success of cigars lines introduced during 2001 (Havana Sun Grown Cigars) and late 2000 (Occidental Cigars) and aggressive marketing by the Company during the first six months of 2003. The Company's gross profit increased for 2003 as compared to 2002 to $427,400 from $230,700, an increase of $196,700, or 85%. The increase in gross profit dollars was directly attributable to the increase in sales.

         Selling Expenses

         Selling expenses for the six-month period ended June 30, 2003 were $146,100, an increase of $96,500, or 194.6%, from $49,600 in the six months ended June 30, 2002. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. This increase was attributable to the increase in sales commissions paid to outside salespersons and increased trade show expenses. Selling expenses represented 14.9% of revenues in the six-month period ended June 30, 2003, compared to 8.7% in six months ended June 30, 2002.

         General and administrative expenses

         General and administrative expenses for 2003 were $182,700, an increase of $22,000, or 13.7%, from $160,700 in 2002. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is attributable to an increase in payroll ($13,000) and insurance and other office expenses ($9,000). General and administrative expenses represented 18.7% of revenues in 2003, compared to 28.0% in 2002.

Liquidity and Capital Resources

        As of June 30, 2003, the Company had an accumulated deficit of $266,049. For the six months ended June 30, 2003, the Company provided cash from operations to increase accounts receivables and reduce accounts payable of $70,356. This was primarily funded from the income from operations, reductions in inventory plus the effect of net of non-cash items (depreciation expense). The Company's cash balance as of June 30, 2003 increased by $70,356 from $46,012 as of December 31, 2002 to $116,368.

         As of June 30 2003, the Company's accounts receivable was $137,350. As of June 30, 2003, the Company's working capital was $209,138.

         The Company has negotiated with its major suppliers to obtain extended credit terms for new products being developed through these suppliers. In addition, the Company has established a line of credit with a local bank to provide for additional cash flow needs.

         Management believes that the cash generated from the Company's operations and credit terms and credit facility(s) will be adequate to support its short-term cash requirements for capital expenditures and maintenance of working capital.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer (the "CEO") and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the Company's CEO and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to the Company's management, including its CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There has been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II: Other Information

ITEM 1:  Legal Proceedings

         None.

ITEM 2:  Changes in Securities and Use of Proceeds

         During the three month period ended June 30, 2003, a shareholder returned 400,000 shares of the Company's common stock to the Company. The shares were initially issued for services to be performed. The services were not performed and the Company demanded return of the shares. The shares were returned to the Company's treasury and are no longer deemed outstanding.

ITEM 3:  Defaults upon Senior Securities

         None.

ITEM 4:  Submission of Matters to a vote of Securities Holders

         None.

ITEM 5:  Other Information

         None.

ITEM 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits required by Item 601 of Regulation S-B

             16.1 Letter from Former Independent Accountant (previously filed on Form 8-K dated March 27, 2003

             31.1     302 Certification (CEO)

             31.2     302 Certification (Principal Financial Officer)

             32.1     906 Certification (CEO)

             32.2     906 Certification (Principal Financial Officer)

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


DATED:   August 13, 2003