Form 10QSB
period 2003-09-30
ALEC BRADLEY CIGAR CORP/FL
filed 2003-11-13
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from   _____________________ to _____________________.

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

Yes [X]        No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 11, 2003, there were 4,499,777 shares of Common Stock, par value $.0001 per share, outstanding.

                                    I N D E X

                                                                                      Page
                                                                                      ----
Part I.  Financial Information.                                                        3
-------  ----------------------

Item 1.  Financial Statements (Unaudited).                                             3

         Balance Sheets                                                                3

         Statements of Operations                                                      4

         Statement of Cash Flows                                                       5

         Statement of Stockholders' Equity                                             6

         Notes to Financial Statements (Unaudited)                                     7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                          8

Item 3.  Controls and Procedures.                                                      10

Part II. Other Information.                                                            11
-------- ------------------

ITEM 1:  Legal Proceedings                                                             11

ITEM 2:  Changes in Securities and Use of Proceeds                                     11

ITEM 3:  Defaults upon Senior Securities                                               11

ITEM 4:  Submission of Matters to a vote of Securities Holders                         11

ITEM 5:  Other Information                                                             11

ITEM 6:  Exhibits and Reports on Form 8-K                                              11

PART I: FINANCIAL INFORMATION
------- ---------------------

ITEM 1. Financial Statements (Unaudited)

                            ALEC BRADLEY CIGAR CORP.
                                 BALANCE SHEETS
                               AS OF SEPTEMBER 30,
                                   (Unaudited)

                                                                         2003
                                                                         ----
                                     ASSETS
                                     ------
Current Assets:
     Cash and cash equivalents                                        $  55,618
     Accounts receivable                                                195,857
     Inventory                                                          147,308
     Prepaid expenses                                                    66,471
                                                                      ---------

            Total Current Assets                                        465,254
                                                                      ---------

Furniture and Equipment - Net                                                --

Trademarks and Other Assets                                               2,952
                                                                      ---------

                                                                      $ 468,206
                                                                      =========


                             LIABILITIES AND EQUITY
                             ----------------------

Current Liabilities
     Accounts payable                                                 $ 190,897
     Payroll taxes and deductions payable                                 3,860
     Accrued income taxes payable                                        41,200

                                                                      ---------

            Total Current Liabilities                                   235,957
                                                                      ---------

Equity
     Common Stock                                                           450
     Paid in capital                                                    479,095
     Accumulated Deficit                                               (247,296)
                                                                      ---------

            Total Equity                                                232,249
                                                                      ---------

                                                                      $ 468,206
                                                                      =========












   The accompanying notes are an integral part of these financial statements

                ALEC BRADLEY CIGAR CORP. AND CIGAR CONCEPTS, INC
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended              Nine Months Ended
                                                              September 30,                 September 30,
                                                       --------------------------    --------------------------
                                                            2003            2002        2003             2002
                                                            ----            ----        ----             ----
Sales                                                  $   755,852    $   559,755    $ 1,733,980    $ 1,132,857

Cost of Sales                                              485,043        338,531      1,035,766        680,978
                                                       -----------    -----------    -----------    -----------

Gross Profit                                               270,809        221,224        698,214        451,879

Operating Expenses
     General and administrative                            115,720        123,379        298,376        284,098
     Selling                                               116,882         62,244        262,975        111,834
                                                       -----------    -----------    -----------    -----------

                                                           232,602        185,623        561,351        395,932
                                                       -----------    -----------    -----------    -----------

Income from Operations Before Income Taxes                  38,207         35,601        136,863         55,947

Provision for Income Taxes                                  19,454          8,660         40,754         11,660
                                                       -----------    -----------    -----------    -----------

Net Income/(Loss)                                           18,753         26,941         96,109         44,287

Accumulated Deficit - Beginning of Period                 (266,049)      (364,170)      (343,405)      (381,516)
                                                       -----------    -----------    -----------    -----------

Accumulated Deficit - End of Period                    $  (247,296)   $  (337,229)   $  (247,296)   $  (337,229)
                                                       ===========    ===========    ===========    ===========

Basic and diluted earnings per share                   $      0.00    $      0.01    $      0.02    $      0.01
                                                       ===========    ===========    ===========    ===========


Weighted average number of common shares outstanding     4,499,777      4,899,777      4,675,601      4,624,630
                                                       ===========    ===========    ===========    ===========

















    The accompanying notes are an integral part of these financial statements

                            ALEC BRADLEY CIGAR CORP.
                             STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                                2003          2002
                                                                                ----          ----
Cash Flows From Operating Activities
     Net Income/(Loss)                                                        $  96,109    $  44,287
     Adjustments to reconcile net income to net
        cash provided by operating activities:
            Depreciation and amortization                                         5,307        6,400
            Stock issued in exchange for consulting services                         --       19,460
     Changes in current assets and liabilities:
            Accounts receivable                                                 (92,233)     (79,603)
            Inventory                                                           161,142      (17,825)
            Prepaid expenses                                                    (46,259)     (26,428)
            Accounts payable                                                   (159,472)     111,207
            Payroll taxes deductions payable                                      3,812       (4,352)
            Accrued income taxes payable                                         41,200        6,380
                                                                              ---------    ---------

Net Cash Used in Operating Activities                                             9,606       59,526
                                                                              ---------    ---------

Cash flows From Investing Activities
     Cash payments for the purchase of property                                      --       (4,103)
                                                                              ---------    ---------

Net cash flows From Investing Activities                                             --       (4,103)
                                                                              ---------    ---------

Net Decrease in Cash and Cash Equivalents                                         9,606       55,423

Cash and Cash Equivalents - Beginning of Period                                  46,012       38,508
                                                                              ---------    ---------

Cash and Cash Equivalents - Ending of Period                                  $  55,618    $  93,931
                                                                              =========    =========




















   The accompanying notes are an integral part of these financial statements

                            ALEC BRADLEY CIGAR CORP.
                        Statement of Stockholders' Equity
                     For the Period Ended September 30, 2003
                                   (Unaudited)

                                                                         Additional                   Total
                                                Number        Common      Paid-in    Accumulated   Stockholders'
                                               of shares       Stock      Capital      Deficit        Equity
                                             --------------------------------------  -----------   -------------
Balance at December 31, 2000                  4,484,777    $      448   $  459,597   $ (405,585)    $   54,460

Net (Loss)                                                                               24,069         24,069
                                             -------------------------------------   ----------     ----------

Balance at December 31, 2001                  4,484,777           448      459,597     (381,516)        78,529

Issuance of stock in exchange for services      415,000            42       19,458                      19,500

Net Income                                                                               38,111         38,111
                                             -------------------------------------   ----------     ----------

Balance at December 31, 2002                  4,899,777           490      479,055     (343,405)       136,140
                                             -------------------------------------   ----------     ----------

Redemption of stock                            (400,000)          -40           40                          --

Net Income                                                                               96,109         96,109
                                             -------------------------------------   ----------     ----------

Balance at September 30, 2003                 4,499,777    $      450   $  479,095   $ (247,296)    $  232,249
                                             =====================================   ==========     ==========




























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

Earnings per Common Share - Basic and diluted earnings per common share are based on the weighted average number of shares outstanding of 4,499,777, 4,899,777 and 4,675,601 and 4,624,630 for the three and nine months ended September 30, 2003 and 2002, respectively. There are no common stock equivalents or other dilutive items in the aforementioned periods presented.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations and cash flows for the nine and three months ended September 30, 2003 and 2002, have been included. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Results of Operations

Nine months ending September 30, 2003 Compared to Nine Months ending September 30, 2002

         Revenues

         Revenues for the nine months ended September 30, 2003 were approximately $1,734,000, an increase of $601,100, or 53.1%, from approximately $1,132,900 for the nine-month period ended September 30, 2002. This was attributable to the continuing success of cigars lines introduced during 2001 (Havana Sun Grown Cigars) and late 2000 (Occidental Cigars) and aggressive marketing by the Company during the first nine months of 2003. The Company's gross profit increased for 2003 as compared to 2002 to approximately $698,200 from approximately $451,900, an increase of $246,300, or 55%. The increase in gross profit dollars was directly attributable to the increase in sales.

         Selling Expenses

         Selling expenses for the nine-month period ended September 30, 2003 were approximately $263,000, an increase of $151,100, or 194.6%, from approximately $111,900 in the nine months ended September 30, 2002. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. This increase was attributable to the increase in sales commissions paid to outside salespersons and increased trade show expenses. Selling expenses represented 15.2% of revenues in the nine-month period ended September 30, 2003, compared to 9.9% in nine months ended September 30, 2002.

         General and administrative expenses

         General and administrative expenses for 2003 were approximately $298,400, an increase of $14,300, or 5.0%, from approximately $284,100 in 2002.
General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is attributable to an increase in payroll (approximately $13,000). General and administrative expenses represented 17.2% of revenues in 2003, compared to 25.1% in 2002.

Three Months ending September 30, 2003 Compared to Three Months ending September 30, 2002

         Revenues

         Revenues for the three months ended September 30, 2003 were approximately $755,900, an increase of $196,100, or 35% from approximately $559,800 for the three months ended September 30, 2002. This was attributable to the continuing success of cigars lines introduced during 2001 (Havana Sun Grown Cigars) and late 2000 (Occidental Cigars). The Company's gross profit increased for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 from approximately $221,200 to approximately $270,800, an increase of $49,600, or 22.4%. Gross profit, as a percentage of sales were 35.8% and 39.5% respectively for the three-month periods ending September 30, 2003 and 2002. The increase in gross profit dollars was directly attributable to the increase in sales.

         Selling Expenses

         Selling expenses for the three months ended September 30, 2003 were approximately $116,900, an increase of $54,700, or 87.9%, from approximately $62,200 for the three months ended September 30, 2002. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 15.5% of revenues for the three months ended September 30, 2003, as compared to 11.1% for the three months ended September 30, 2002. The increase was primarily attributable to the increase in sales commissions paid to outside salespersons and increased trade show expenses.

         General and administrative expenses

         General and administrative expenses for the three months ended September 30, 2003 were approximately $115,700, a decrease of $7,700, or 6.2%, from approximately $123,400 for the three months ended September 30, 2002. General and administrative expenses primarily include salaries, supplies, and general operating expenses. General and administrative expenses represented 15.3% of revenues for the three months ended September 30, 2003, compared to 22.0% for the three months ended September 30, 2002.

Liquidity and Capital Resources

         As of September 30, 2003, the Company had an accumulated deficit of $247,296. For the nine months ended September 30, 2003, the Company provided cash from operations to increase accounts receivables and reduce accounts payable of $9,606. This was primarily funded from the income from operations, reductions in inventory plus the effect of net of non-cash items (depreciation expense). The Company's cash balance as of September 30, 2003 increased by $9,606 from $46,012 as of December 31, 2002 to $55,618.

         As of September 30 2003, the Company's accounts receivable was $195,857. The Company expects sales for the remainder of the year to remain strong. As of September 30, 2003, the Company's working capital was $229,297.

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

PART II: OTHER INFORMATION
-------- -----------------

ITEM 1:  Legal Proceedings

         None.

ITEM 2:  Changes in Securities and Use of Proceeds

         None.

ITEM 3:  Defaults upon Senior Securities

         None.

ITEM 4:  Submission of Matters to a vote of Securities Holders

         None.

ITEM 5:  Other Information

         None.

ITEM 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits required by Item 601 of Regulation S-B

             16.1 Letter from Former Independent Accountant (previously filed on Form 8-K dated March 27, 2003)

             31.1   302 Certification (CEO)

             31.2   302 Certification (Principal Financial Officer)

             32.1   906 Certification (CEO)

             32.2   906 Certification (Principal Financial Officer)

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                    ALEC BRADLEY CIGAR CORPORATION


                                    By:  /s/Alan Rubin
                                         ---------------------------------------
                                         Alan Rubin, Principal Executive
                                         Officer and Principal Financial Officer


DATED: November 11, 2003