Form 10KSB
period 2003-12-31
ALEC BRADLEY CIGAR CORP/FL
filed 2004-04-12
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                                 (954) 321-5991
                                 --------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

   Title of Each Class                Name of Each Exchange on Which Registered
   -------------------                -----------------------------------------
           None                                           None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                         ------------------------------
                                (Title of Class)

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

State issuer's revenues for its most recent fiscal year.  $2,395,274.

State the aggregate market value of the voting stock held by non-affiliates (1,104,777) computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days ($.10 on March 8, 2004). $110,477.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 1, 2004: 4,499,777 Shares of Common Stock.

Transitional Small Business Disclosure Format (Check One):
Yes  [ ]           No  [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

                                                   TABLE OF CONTENTS
                                                                                                                Page
                                                                                                                ----
PART I
------

Item 1        Description of Business............................................................                3
Item 2        Description of Property............................................................                7
Item 3        Legal Proceedings..................................................................                8
Item 4        Submissions of Matters to a Vote of Security Holders...............................                8

PART II
-------

Item 5        Market for Common Equity, Related Stockholder Matters And Small Business Issuer
                Purchases of Equity Securities...................................................                8
Item 6        Management's Discussion and Analysis or Plan of Operation..........................                9
Item 7        Financial Statements...............................................................                12
Item 8        Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure.......................................................................                13
Item 8A       Controls and Procedures............................................................                13

PART III
--------

Item 9        Directors, Executive Officers, Promoters and  Control Persons; Compliance With
                Section 16(a) of the Exchange Act................................................                14
Item 10       Executive Compensation.............................................................                15
Item 11       Security Ownership of Certain Beneficial Owners and Management.....................                15
Item 12       Certain Relationships and Related Transactions.....................................                16
Item 13       Exhibits, Lists and Reports on Form 8-K............................................                16
Item 14       Principal Accounting Fees and Services.............................................                17

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

Company Cigars

         Cigars distributed by the Company include, but are not limited to, the following:

         Bogey's Stogies
         ---------------

         Originally marketed towards the golfing industry, Bogey's Stogies are now sold to both distributors and retailers. Blended to be full bodied, yet mild, Bogey's Stogies are sold nationwide in tobacco shops, bars and restaurants, as well as golf courses.

         Bogey's Stogies is a premium long-filler, handmade cigar manufactured in Honduras from a reserve of aged Cuban-seed Dominican Piloto with Mexican and Nicaraguan ligero leaf. The cigars are made with a Sumatran binder and the cigar is finished with a gold Ecuadorean Connecticut-shade wrapper.

         Bogey's Stogies are available in Spanish Cedar hinge-top boxes in the following sizes: Robusto (50x5), Corona (44x6-1/4), Double Corona (50x6), Churchill (49x7), and Pyramid (36/54x7).

         Trilogy
         -------

         Trilogy features the new triangular Trilogy press. Each of the three blends, Cameroon- Corojo and Maduro, is specifically designed to enhance the flavor characteristics of the wrapper. Trilogy is available in boxes of 20 cigars.

         Trilogy Ovation
         ---------------

         Like Trilogy, our Trilogy Ovation offers a choice of Cameroon, Corojo and Maduro wrappers. Each blend is a bold version of our original Trilogy and is available in 2 sizes, with a 54 ring in lengths of 5 1/4 and 6 1/2. Trilogy Ovation is available in a lacquered humidor box of 20 cigars.

         Special Blends
         --------------

         Special Blends is a hand made cigar from the Dominican Republic. Special Blends are packaged in bundles of 25 and wood bulk packages of 100 cigars. This cigar retails from $1.50 to $2.50 per cigar.

         Spirit of Cuba
         --------------

         Spirit of Cuba is hand made in Honduras. This sandwich filler cigar is priced at a retail level of under $35.00 a box. It is available in Churchill and Robusto sizes in boxes of 25.

         Criollo '98
         -----------

         Criollo '98 uses a first generation Criollo wrapper which was grown in Jalapa, Nicaragua in 1999. The technique of tubular construction and a triple capped head is used in the manufacture of this cigar. A filete style box of 25 and cedar sheet accompanies this traditional style selection.

         Occidental Reserve
         ------------------

         Occidental Reserve is a premium cigar manufactured by one of the top producers of premium cigars in the Dominican Republic. The Occidental Reserve is produced with filler from the Dominican Republic and is finished with a US Connecticut wrapper. This Cigar directly competes in quality with cigars that are priced higher than the retail cost of the Occidental Reserve. It is available in 5 of the most popular sizes: (Corona, Robusto, Toro, Churchill and Torpedo) and is sold in bundles of 25.

         Havana Sun Grown
         ----------------

         Havana Sun Grown is an ultra premium cigar hand rolled in the Dominican Republic. This cigar is a medium to full bodied cigar with complex flavor profiles. Its wrapper is a US Connecticut - Havana hybrid. The Havana Sun Grown is available in the 5 popular sizes and is sold in boxes of 20.

         Gourmet Dessert Cigars
         ----------------------

         Management of the Company maintains that today's cigar market continues its trend toward the popularity of flavored cigars. The Gourmet Dessert flavored cigars, which contain high-end, sandwich filler product, are enhanced with natural and artificial FDA approved flavorings. The flavoring is processed into the tobacco before it is hand-rolled. Flavors include Chocolate, Vanilla, Rum, Cherry and Amaretto. Marketing efforts focus on the new generation of cigars smokers, which includes female cigar enthusiasts.

Purchasing and Distribution

         The Company purchases and imports the majority of its cigars from cigar manufacturing plants in Honduras and the Dominican Republic.

         Occidental Cigar Corporation, the Company's supplier from the Dominican Republic, is a leading manufacturer of premium cigars. They produce the Company's Occidental Reserve, Special Blends and Havana Sun Grown cigar lines. Located in Santiago, Dominican Republic, Occidental Cigar Corporation occupies a 20,000 square foot building and produces 15,000,000 cigars annually. Occidental Cigar Corporation stocks over 3 years of raw material that includes wrapper, filler and binder. This stock of raw material assures consistent quality and sufficient production supply for several years.

         GR Tabacaleras Unidas, located in Danli, Honduras, is the Company's supplier of gourmet cigars, Criollo '98, Spirit of Cuba, and the Trilogy Authentic Corojo.

         Latin Cigars de Honduras, located in Danli, Honduras is the Company's supplier of the Trilogy Exotic Maduro, Ovation Maduro and Cameroon lines.

         The Company does not have any agreements with cigar manufacturers. Purchases are made on a per order basis. The Company pays all shipping costs.

Customers

         The Company has increased its customer base to approximately 1,000 customers. The Company's biggest customer is Thompsons Cigar Company, located in Tampa, Florida. Over the previous years, Thompsons Cigar Company accounted for approximately 25% of the Company's sales and was the only company for which the Company depended on for a large portion of its revenues. In 2003, Thompsons Cigar Company accounted for approximately 6% of the Company's sales. Presently, the Company does not have any customers who account for more than 6% of the Company's sales.

Other Projects

         As the Company continues to expand and improve on its current wholesale and retail programs, it maintains its focus on creating ways of supplying cigars to the public. These include:

         Mail Order Companies
         --------------------

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

         Alec Bradley Direct
         -------------------

         The Company has created a direct sales approach which includes bi-monthly marketing via fax and daily in-house telemarketing. In order to increase distribution and product exposure, the Company will be approaching wholesale distributors and hiring additional independent brokers to help support the retailers and introduce the Company's products to new customers. However, by marketing via broadcast fax and an in-house telemarketing staff the Company will continue to create and nurture relationships directly with the customers.

         Personalized and Customized Cigar Band Program
         ----------------------------------------------

         Alec Bradley, in conjunction with an outside consultant, has developed a computer system for creating high quality, metallic ink cigar label bands. This technology allows the Company to produce small run (25 to 3,000) high quality personalized and customized private labeled cigars for a corporation, bar, restaurant or event. The Company receives additional revenues from this technology by selling personalized and customized bands to corporations, bars, restaurants and special events on a per order basis.

         The Company has also recently developed a program for the retail tobacconists. The Company is able to create house brands utilizing the Occidental Reserve cigar and attaching customized private label cigar rings. The Company, on a per order basis, can provide a customer with a personally labeled cigar. Customers are under no contractual obligations, as they purchase personalized cigars on an order per order basis. These retail tobacconists who normally cannot order large enough quantities to entice a manufacturer to make a personalized product, can benefit by being able to order small quantities from the Company as needed from this program. Management believes the Company will gain additional revenues by selling small quantities of personalized and custom cigars at slightly higher profit margins. No contracts are required for this program.

         The Company has produced custom bands for the Gulfstream Race Track, the Carquest Bowl, Tyson Foods, and many restaurants.

Competition

         The Company experiences competition with respect to its cigar distribution. The cigar distribution industry is highly competitive. The Company believes that as a distributor of premium cigars, it competes with a smaller number of domestic and foreign companies that specialize in premium cigars, and certain larger companies that maintain premium cigar lines, including Altadis and General Cigar Company. The Company competes effectively within this industry by consistently purchasing high quality cigars and distributing them at an affordable price to its customers. The Company believes that it can grow by following this fundamental principle. The Company is continually seeking manufacturers that can provide the highest quality cigars at the lowest possible prices.

Government Regulation

         The Company as an importer of cigars is required to have an importer permit from the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms. The Company applied for and has been granted Permit Number FL-TI-127. Management believes any future regulations including affixing warning labels on products, regulations on tobacco advertising, and limits on public smoking areas will be met with full compliance and will not affect the Company's potential for continued growth. We believe the material costs to comply with governmental regulation will be negligible. Furthermore, management anticipates that there are no additional existing or probable governmental regulation to effect its business. The Company complies with all environmental laws. The costs of compliance with such laws are not material to the Company.

Research and Development

         Currently, the Company is not involved in any research and development projects. Over the past two years, the Company has not spent any capital on research and development. The Company does not plan on incurring any research and development costs in the near future.

Employees

         The Company currently employs five individuals and has eleven independent sales representatives. Of its employees, two are engaged in sales and marketing; two in executive and administrative roles; and the remaining employee is engaged in shipping and receiving. None of the Company's employees are covered by any labor union. The Company believes its relationships with its employees are generally good. The Company does not have an employment contracts or agreements with any of its employees.

Trademarks

         The Company has trademarked the name Bogey's Stogies. The Company has applied for other trademarks for the cigars it distributes, but these applications are pending.

Item 2. Description of Property.

         The Company has occupied office and warehouse facilities pursuant to a month-to-month operating lease agreement. Rent expense for the years ended December 31, 2003 and 2002 was $16,200 and $12,000, respectively. During 2003, the Company's monthly rent payments for the premises increased from $1,400 to $1,600 per month. In March 2004, the Company agreed to occupy new office and warehouse facilities under the terms of a three-year non-cancelable operating lease agreement. This new lease agreement shall commence during the second fiscal quarter of year ended December 31, 2004. Future minimum payments under the new lease agreement are currently as follows:

                         Year                          Amount
                         ----                          ------

                         2004                         $27,000
                         2005                         $36,000
                         2006                         $36,000
                         2007                         $ 9,000
                                                     --------
                        Total:                       $108,000
                                                     ========

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

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Common Equity

         The Company's Common Stock currently trades on the OTC Bulletin Board under the symbol ABDC. The stock is thinly traded and transactions (if any) in the stock are sporadic and infrequent. On March 8, 2004, the Closing bid and asked price of our Common Stock was $.10. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations, as reported by Bloomberg, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

                  Period                              High              Low
                  ------                             ------            -----

         1st quarter 2002                            $0.22             $0.03
         2nd quarter 2002                            $0.45             $0.06
         3rd quarter 2002                            $0.40             $0.13
         4th quarter 2002                            $0.13             $0.04
         1st quarter 2003                            $0.03             $0.03
         2nd quarter 2003                            $0.04             $0.02
         3rd quarter 2003                            $0.08             $0.02
         4th quarter 2003                            $0.08             $0.04

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

Recent Sales of Unregistered Securities and Other Matters

         None.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Introduction

         The following discussion is based upon, and should be read in conjunction with, the audited consolidated financial statements of the Company as of and for the years ended December 31, 2003 and 2002, together with the notes to the financial statements.

Results of Operations

Year ended December 31, 2003 as compared to year ended December 31, 2002

         Revenues

         Revenues for the year ended December 31, 2003 were approximately $2,395,300, an increase of $774,800, or 47.8%, from approximately $1,620,500 for the year ended December 31, 2002. This increase was attributable to an increase in sales (number of units) resulting from the Company's successful introduction of new cigar lines during 2002 (Trilogy and Criollo 98) and 2001 (Havana Sun Grown Cigars) and the continued success of the Occidental Reserve line. During the fourth quarter of this year the Company began selling to distributors in Canada. The Company's gross profit was approximately $916,500, an increase of $287,300, or 45.7%, from $629,200, due to the increase in sales. The increase in gross profit is directly attributable to the increase in sales.

         Selling Expenses

         Selling expenses for 2003 were $359,300, an increase of $175,500, or 95.5%, from $183,800 in 2002. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. The increase in selling expenses was attributable to the increase in sales commissions of $112,000, freight expense of $35,100 and trade show costs and advertising costs of $28,400 in 2003 as compared to 2002. Sales commissions increased due to an increase in the number of salespersons, as the Company has expanded its selling territory. This expansion also had a direct effect and increase on freight expenses and advertising costs. Selling expenses represented 15.0% of revenues in 2003, compared to 11.3% in 2002.

         General and administrative expenses

         General and administrative expenses for 2003 were $423,900, an increase of $23,600, or 5.9%, from $400,300 in 2002. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is attributable to the increases of $28,700 in payroll and related taxes, travel and entertainment of $16,200, and $11,800 in office, rent and occupancy costs less reductions of $37,300 in professional fees. General and administrative expenses represented 17.7% of revenues in 2003, compared to 29.9% in 2002.

Liquidity and Capital Resources

         The Company's working capital was approximately $227,000 at December 31, 2003, compared to approximately $125,600 at December 31, 2002. The increase in working capital was primarily attributable to the company net income of approximately $94,600 plus the effect of net of non-cash items (depreciation expense) of $9,300.

         During 2003, cash provided by operations was approximately $62,600 and primarily resulted from increases in accounts payable of $41,500, taxes payable of $31,500 and income from operations plus the effect of non-cash items (depreciation expense). The cash provided was utilized to fund the increases in accounts receivables of $41,300 inventory of $19,700 and prepaid expenses of $48,800. The Company's cash balance as of December 31, 2003 increased by $62,400 from December 31, 2002 to $108,400.

         For income tax purposes, the Company terminated its S corporation election on January 1, 2001. Accordingly, net losses and related timing differences for periods prior to January 1, 2001 were included in the individual tax returns of the S corporation shareholders and are not available to offset taxable income of the Company in subsequent periods. During 2003, the Company made the appropriate accounting adjustment to reduce additional paid-in capital by an amount of $405,585, equal to its remaining accumulated deficit as of December 31, 2000. The net effect of this adjustment to shareholders' equity is zero and the Company has retained earnings of $156,782 as of December 31, 2003.

         The Company has negotiated with major suppliers extended credit terms for new products being developed through these suppliers. In addition, The Company has established a line of credit with Transatlantic Bank in the amount of $100,000 to provide for additional cash flow needs.

         Management believes that the cash generated from the Company's operations and the existing credit terms along with the line of credit will be adequate to support its short-term cash requirements for capital expenditures and maintenance of working capital.

Accounting Policies

         Basis of Accounting

         The financial statements are prepared using the accrual basis of accounting where revenues are recognized upon shipment of merchandise to the customer and expenses are recognized in the period in which they are incurred. This basis of accounting conforms to accounting principles generally accepted in the United States of America.

         Income Taxes

         The Company uses the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income taxes are measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

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

Critical Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements which may apply to the Company.

         In April 2002, the FASB issued Statement No. 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods has been reclassified into continuing operations.
In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to this statement, a liability was recognized when the entity committed to an exit plan. Management believes that this statement will not have a material impact on the Company's financial statements; however, the statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded.

         In December 2002, the FASB issued Statement No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities. The interpretation defines a variable interest entity as corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights nor (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company would have to consolidate any of its variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Management is in the process of determining if its interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, non-controlling interest, and results of activities are required to be included in the Company's consolidated financial statements.

         In May 2003, the FASB issued Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.

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

         Effective March 17, 2003, the Company engaged the accounting firm of Jewett, Schwartz & Associates as the Company's new independent certified public accountants to audit the Company's financial statements for the fiscal year ending December 31, 2002.

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

Item 8A. Controls and Procedures.

         Evaluation of disclosure controls and procedures

         As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

         Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The Directors and Executive Officers of the Company are as follows:

    Name                 Age        Positions Held
    ----                 ---        --------------

Alan V. Rubin            42         Director, Chief Executive Officer,
                                    President and Principal Financial Officer

         Alan Rubin has served as a director and officer of the Company since its inception. Alan Rubin served as vice president of All Point Screw Bolt & Specialty Co., a distributor and direct importer of fasteners and building products from 1984 to 1996. Mr. Rubin attended the University of Florida.

         The Company's directors are elected at the annual meeting of stockholders and hold office for one year and until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board. The Directors do not currently receive fees for their services as directors.

         Code of Ethics

         During the year ended December 31, 2003, the Company adopted a Code of Ethics. The code applies to the Company's officers and directors. The code provides written standards that are designed to deter wrongdoing and promote:
(1) honest and ethical conduct; (2) full, fair, accurate, timely and understandable disclosure; (3) compliance with applicable laws and regulations;
(4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the code.

         Committees

         To date, the Company has not established a compensation or audit committee. The board of directors, solely consisting of Alan Rubin, reviews the professional services provided by the Company's independent auditors, the independence of the Company's auditors from its management, the Company's annual financial statements and its system of internal accounting controls. Alan Rubin does not qualify as a "financial expert" as defined under Item 401 of Regulation S-B.

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

                           Summary Compensation Table
                           --------------------------
                                                                 Other Annual
Name             Year         Salary($)           Bonus($)       Compensation(1)
--------------------------------------------------------------------------------

Alan Rubin       2003         $104,000            $10,000           $12,300
                 2002         $104,000            $10,000           $23,550(2)
                 2001         $109,000                -0-           $12,300

(1) Mr. Rubin has received approximately $525 per month for automobile lease expenses and approximately $500 per month for automobile expense reimbursement. In addition, the Company has paid Mr. Rubin's health insurance.
(2) Includes 250,000 shares of common stock issued in June 2002 valued at $11,250.

Stock Options and SARs

         Since inception, the Company has issued no stock options nor SARs.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         As of the date of this report, there were 4,499,777 shares of the Company's Common Stock issued and outstanding. The following table sets forth information with respect to the beneficial ownership of each class of voting securities of the Company by: (1) each person known by the Company to be the owner of more than 5% of the outstanding shares of any class of voting securities; (2) each officer and director; and (3) all officers and directors as a group.

                                                 Beneficial Ownership
                                                 --------------------
Name and Address                           Shares              % of Shares
----------------                           ------              -----------

Alan V. Rubin
1750 N.W. 65th Avenue
Plantation, FL 33313                      2,895,000                 64.3%

Bruce A. Ginsberg
2523 Monterey Court
Weston, FL 33327                            500,000                 11.1%

All Executive Officers
and Directors as a Group (1 person)       2,895,000                 64.3%

Securities Authorized for Issuance Under Compensation Plans

         The Company has not authorized any equity compensation plan, nor has the Company issued any securities to its officer as compensation.

Item 12. Certain Relationships and Related Transactions

         None.

Item 13. Exhibits, Lists and Reports on Form 8-K.

(A)      Exhibits

        Exhibit
        Number     Description
        ------     -----------

        3.0        Articles of Incorporation(1)
        3.1        Amendment to Articles of Incorporation(1)
        3.2        Bylaws(1)
        14.0       Code of Ethics
        16.1       Letter from Former Independent Auditor(2)
        16.2       Letter from Former Independent Auditor(3)
        21         Subsidiaries(1)
        31.1       Rule 13a-14(a)/15d-4(a) Certification of Principal
                   Executive Officer
        31.2       Rule 13a-14(a)/15d-4(a) Certification of Principal
                   Financial Officer
        32.1       Section 1350 Certification of Principal Executive Officer
        32.2       Section 1350 Certification of Principal Financial Officer

(1)      Previously filed on Form 10-SB Registration Statement dated December
         19, 2000.
(2)      Previously filed on Form 8-K Current Report dated March 11, 2002.
(3)      Previously filed on Form 8-K Current Report dated March 27, 2003.

(B) Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Item 14. Principal Accountant Fees and Services

         Fees to Auditors.

         Year ended December 13, 2003

         Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was $11,102.00.

         Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2003 were $-0-.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2003 was $-0-.

         Year ended December 13, 2002

         Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2002 was $7,500.00.

         Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2002 were $-0-.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2002 was $-0-.

         The Board of Directors has considered whether the provisions of the services covered above under the captions "Financial Information Systems Design and Implementation Fees" and "All Other Fees" is compatible with maintaining the auditor's independence.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ALEC BRADLEY CIGAR CORPORATION


Date: March 30, 2004                  By: /s/ Alan Rubin
                                         ---------------------------------------
                                         Alan Rubin, Principal Executive
                                         Officer and Principal Financial Officer

                         ALEC BRADLEY CIGAR CORPORATION

                              FINANCIAL STATEMENTS





                                    CONTENTS
                                    --------




                                                                      Page
                                                                   ------------

Report of Independent Certified Public Accountants                     F-2

Balance Sheet                                                          F-3

Statements of Operations                                               F-4

Statements of Changes in Shareholders' Equity                          F-5

Statements of Cash Flows                                               F-6

Notes to Financial Statements                                        F-7-12

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT
                ------------------------------------------------





To the Board of Directors and Shareholders
Alec Bradley Cigar Corporation
Plantation, Florida


We have audited the accompanying balance sheet of Alec Bradley Cigar Corp. as of December 31, 2003 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alec Bradley Cigar Corp. as of December 31, 2003, and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



JEWETT, SCHWARTZ & ASSOCIATES


Hollywood, Florida
March 22, 2004

                                            ALEC BRADLEY CIGAR CORPORATION

                                                     BALANCE SHEET

                                                As of December 31, 2003



                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                   $         108,361
     Accounts receivable, net of allowance for
          doubtful accounts of $4,586                                                                      144,946
     Inventories                                                                                           328,068
     Prepaid expenses and other current assets                                                              69,005
                                                                                                 ------------------

          TOTAL CURRENT ASSETS                                                                             650,380

FURNITURE AND EQUIPMENT, NET                                                                                 1,215

INTANGIBLE ASSETS                                                                                            2,577
                                                                                                 ------------------

          TOTAL ASSETS                                                                           $         654,172
                                                                                                 ==================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                            $         391,880
     Income taxes payable                                                                                   31,550
                                                                                                 ------------------

          TOTAL CURRENT LIABILITIES:                                                                       423,430
                                                                                                 ------------------

SHAREHOLDERS' EQUITY:
     Common stock, $0.0001 par value, 30,000,000 shares
          authorized, 4,499,799 shares issued and outstanding                                                  450
     Additional paid-in capital                                                                             73,510
     Retained earnings                                                                                     156,782
                                                                                                 ------------------

          TOTAL SHAREHOLDERS' EQUITY                                                                       230,742
                                                                                                 ------------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $         654,172
                                                                                                 ==================












The accompanying notes are an integral part of these financial statements.

                                            ALEC BRADLEY CIGAR CORPORATION

                                                 STATEMENTS OF INCOME

                                           For the Years Ended December 31,


                                                                                        2003              2002
                                                                                   ---------------   ----------------
NET SALES                                                                          $    2,395,274    $     1,620,485

Cost of goods sold                                                                      1,478,797            991,325
                                                                                   ---------------   ----------------

GROSS PROFIT                                                                              916,477            629,160
                                                                                   ---------------   ----------------

Operating expenses
     Selling expenses                                                                     359,252            183,808
     General and administrative expenses                                                  423,912            400,262
                                                                                   ---------------   ----------------

          Total operating expenses                                                        783,164            584,070
                                                                                   ---------------   ----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                  133,313             45,090

Provision for income taxes                                                                 38,712              6,978
                                                                                   ---------------   ----------------

NET INCOME                                                                         $       94,601    $        38,112
                                                                                   ===============   ================


Weighted average common shares outstanding - basic and diluted                          4,639,800          4,693,400
                                                                                   ===============   ================

Earnings per share - basic and diluted                                             $         0.02    $          0.01
                                                                                   ===============   ================






















The accompanying notes are an integral part of these financial statements.

                                            ALEC BRADLEY CIGAR CORPORATION

                                     STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                    For the Years Ended December 31, 2003 and 2002


                                                                                                 Retained
                                                 Common Stock                Additional          Earnings
                                        --------------------------------       Paid-in         (Accumulated
                                            Shares             Amount          Capital            Deficit)            Total
                                        --------------      ------------   --------------   -----------------   ----------------

BALANCE AT DECEMBER 31, 2001                4,484,777       $       448    $     459,597    $       (381,516)   $        78,529

Common stock issued for services              415,000                42           19,458                   -             19,500

Net Income                                          -                 -                -              38,112             38,112
                                        --------------      ------------   --------------   -----------------   ----------------

BALANCE AT DECEMBER 31, 2002                4,899,777               490          479,055            (343,404)           136,141

Cancellation of common stock                 (400,000)              (40)              40                   -                  -

Adjustment for termination of
 Subchapter S election (Note 5)                     -                 -         (405,585)            405,585                  -

Net Income                                          -                 -                -              94,601             94,601
                                        --------------      ------------   --------------   -----------------   ----------------

BALANCE AT DECEMBER 31, 2003                4,499,777       $       450    $      73,510    $        156,782    $       230,742
                                        ==============      ============   ==============   =================   ================
























The accompanying notes are an integral part of these financial statements.

                                           ALEC BRADLEY CIGAR CORPORATION

                                              STATEMENTS OF CASH FLOWS

                                          For the Years Ended December 31,


                                                                                         2003              2002
                                                                                   ---------------   ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                                    $       94,601    $        38,112
     Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                                                     4,467              9,339
          Issuance of common stock for services                                                 -             19,500
     Changes in current assets and liabilities:
          Increase in accounts receivable                                                 (41,322)           (52,131)
          Increase in inventory                                                           (19,618)          (231,462)
          Increase in prepaid expenses                                                    (48,793)           (15,813)
          Increase in accounts payable                                                     41,512            251,956
          Increase (decrease) in income taxes payable                                      31,502             (7,855)
                                                                                   ---------------   ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  62,349             11,646
                                                                                   ---------------   ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Cash payment for trademarks and other assets                                               -               (490)
     Purchase of furniture and equipment                                                        -             (3,652)
                                                                                   ---------------   ----------------

NET CASH USED IN INVESTING ACTIVITIES                                                           -             (4,142)
                                                                                   ---------------   ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       -                  -
                                                                                   ---------------   ----------------

Net Increase in Cash and Cash Equivalents                                                  62,349              7,504

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             46,012             38,508
                                                                                   ---------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $      108,361    $        46,012
                                                                                   ===============   ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                        $        2,740    $             -
                                                                                   ===============   ================
     Cash paid for income taxes                                                    $       36,493    $         7,903
                                                                                   ===============   ================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Common stock issued for services                                              $            -    $        19,500
                                                                                   ===============   ================










The accompanying notes are an integral part of these financial statements.

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization - Alec Bradley Cigar Corp. (the "Company"), a Florida corporation, was incorporated in July 1996. The Company imports and distributes cigars throughout the Unites States and Canada, with corporate offices located in Plantation, Florida.

         Basis of Accounting - The financial statements are prepared using the accrual basis of accounting where revenues are recognized upon shipment of merchandise to customers and expenses are recognized in the period in which they are incurred. This basis of accounting conforms to accounting principles generally accepted in the United States of America.

         Cash and Cash Equivalents - The Company considers all highly liquid debt securities purchased with original or remaining maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

         Inventories - Inventories consists primarily of cigars, humidors, displays, boxes and labels and is stated at the lower of cost or market value using the first in, first out (FIFO) method of accounting.

         Furniture and Equipment, net - Furniture and equipment are recorded at cost, net of accumulated depreciation. Depreciation expense is computed using the straight-line method of accounting over the estimated useful lives of the assets ranging from five to seven years.

         Intangible Assets, net - Intangible assets consists primarily of trademarks, whereby the Company incurred registration and legal fees of approximately $10,000 to license the trade name "Bogey's Stogies" for premium cigars. Amortization expense is computed using the straight-line method of accounting over the life of the trademark, 15 years.

         Revenue Recognition - Sales and the related cost of sales are recognized upon shipment of products in accordance with the US Securities and Exchange Commission Staff Accounting Bulletin No. 101. The Company generally accepts returns of cigars that are stale or damaged in transit. Sales revenue is recorded net of anticipated returns based on historical experience. Sales returns are not material to the financial statements.

         Advertising Costs - Advertising costs are charged to expense during the period in which they are incurred. Advertising expenses for the years ended December 31, 2003 and 2002 approximated $23,300 and $13,900, respectively.

         Income Taxes - The Company uses the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income taxes are measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability. Valuation

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

         allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

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

         The Company's sales revenue included sales to one customer, which accounted for approximately 6% and 23% of total sales revenue in 2003 and 2002, respectively.

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

         Stock Issued For Services - The value of stock issued for services is based on management's estimate of the fair value of the Company's stock at the date of issue or the fair value of the services received, whichever is more reliably measurable.

         Earnings per Share - Basic and diluted earnings per common share are based on the weighted average number of shares outstanding of 4,639,800 and 4,693,400 for the years ended December 31, 2003 and 2002, respectively. There are no common stock equivalents or other dilutive items in the aforementioned periods presented.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications - Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

         Recent Authoritative Pronouncements - The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements which may apply to the Company.

         In April 2002, the FASB issued Statement No. 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

         Technical Corrections. This statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods has been reclassified into continuing operations.

         In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior to this statement, a liability was recognized when the entity committed to an exit plan. Management believes that this statement will not have a material impact on the Company's financial statements; however, the statement will result in a change in accounting policy associated with the recognition of liabilities in connection with future restructuring charges.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded.

         In December 2002, the FASB issued Statement No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

         In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities. The interpretation defines a variable interest entity as corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights nor (b) has equity investors that do not provide sufficient financial resources for the equity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. This interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

         entitled to receive a majority of the entity's residual returns or both. The Company would have to consolidate any of its variable interest entities that meet the above criteria as of July 1, 2003. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Management is in the process of determining if its interests in unconsolidated entities qualify as variable interest entities and, if so, whether the assets, liabilities, non-controlling interest, and results of activities are required to be included in the Company's consolidated financial statements.

         In May 2003, the FASB issued Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this Statement in accordance with this Statement. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.

NOTE 2- FURNITURE AND EQUIPMENT, NET

         Furniture and equipment, net consist of the following as of December 31,

                                                 2003             2002
                                            -------------    -------------

         Computer and office equipment      $       7,123    $       7,123
         Furniture and fixtures                    11,107           11,107
                                            -------------    -------------

                                                   18,230           18,230

         Less accumulated depreciation             17,015           14,047
                                            -------------    -------------

                                            $       1,215    $       4,183
                                            =============    =============

         Depreciation expense approximated $3,000 and $9,200, for the years ended December 31, 2003 and 2002, respectively.

NOTE 3- INCOME TAXES

         Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the current enacted tax rates. There are no deferred taxes as of December 31, 2003.

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002


         The provision for income taxes is comprised of the following:

                                                      2003        2002
                                                  -----------  ----------
         Current federal tax provision            $    35,706  $    4,882
         Current state and local tax provision          3,006       2,096
                                                  -----------  ----------

         Total provision for income taxes         $    38,712  $    6,978
                                                  ===========  ==========

         The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                                                          2003         2002
                                                       ----------   ----------
         Statutory federal income tax rate                  34  %        15  %
         Non-deductible permanent items                     (6) %         -  %
         State income taxes, net of federal benefit          1  %         -  %
                                                       ----------   ----------

         Effective income tax rate                          29  %        15  %
                                                       ==========   ==========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         Lease - The Company currently occupies office and warehouse facilities pursuant to a month-to-month operating lease agreement. Rent expense for the years ended December 31, 2003 and 2002 was $16,200 and $12,000, respectively. During 2003, the Company's monthly rent payments for the premises increased from $1,400 to $1,600 per month.

NOTE 5 - SHAREHOLDERS' EQUITY

         Retained earnings - For income tax purposes, the Company terminated its S corporation election on January 1, 2001. Accordingly, net losses and related timing differences for periods prior to January 1, 2001 were included in the individual tax returns of the S corporation shareholders and are not available to offset taxable income of the Company in subsequent periods. During 2003, the Company made the appropriate accounting adjustment to reduce additional paid-in capital by an amount of $405,585, equal to its remaining accumulated deficit as of December 31, 2000. The net effect of this adjustment to shareholders' equity is zero and the Company has retained earnings of $156,782 as of December 31, 2003.

         Common Stock Issuance - In June 2002, the Company issued an aggregate of 415,000 shares of its common stock to certain employees and consultants in exchange for services provided to the Company. The Company valued these common shares at their fair market value of $19,500 on the date of issuance.

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

         Cancellation of Common Stock - In September 2003, the Company redeemed 400,000 shares of its common stock. All such shares were cancelled.

NOTE 6 - SUBSEQUENT EVENTS

         Credit Facility - In March 2004, the Company established a revolving credit facility with a financial institution in the amount of $100,000. The credit facility bears interest on funds outstanding at a daily rate of 2.0% above Prime, as defined, not to exceed 7.5%. The credit facility matures and is due and payable in full in March 2005.

         Lease - In March 2004, the Company agreed to occupy new office and warehouse facilities under the terms of a three year non-cancelable operating lease agreement. Future minimum payments under this non-cancelable lease are as follows as of December 31, 2003:

                     Year                                  Amount
                     -----                             -------------
                     2004                              $      27,000
                     2005                              $      36,000
                     2006                              $      36,000
                     2007                              $       9,000
                                                       -------------
         Total minimum lease payments                  $     108,000
                                                       =============