Form 10QSB
period 2004-03-31
ALEC BRADLEY CIGAR CORP/FL
filed 2004-05-19
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.


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

             3400 S.W. 26th Terrace, Suite A-1, Dania, Florida 33313
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


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

Yes  [X]     No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of May 17, 2004, there were 4,499,777 shares of Common Stock, par value $.0001 per share, outstanding.

                                    I N D E X

                                                                                          Page
                                                                                          ----
Part I.       Financial Information.                                                       3
              ---------------------

              Item 1. Financial Statements (Unaudited).                                    3

                      Condensed Balance Sheets                                             3

                      Condensed Statements of Operations                                   4

                      Condensed Statement of Changes in Shareholders' Equity               5

                      Condensed Statements of Cash Flows                                   6

                      Notes to the Condensed Financial Statements                          7

              Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                 9

              Item 3. Controls and Procedures.                                             10

Part II.      Other Information.                                                           11
              -----------------

              Item 1: Legal Proceedings                                                    11

              Item 2: Changes in Securities and Use of Proceeds                            11

              Item 3: Defaults upon Senior Securities                                      11

              Item 4: Submission of Matters to a vote of Securities Holders                11

              Item 5: Other Information                                                    11

              Item 6: Exhibits and Reports on Form 8-K                                     11

PART I: FINANCIAL INFORMATION
        ---------------------
ITEM 1. Financial Statements (Unaudited)
        --------------------------------


                                               ALEC BRADLEY CIGAR CORP.
                                               CONDENDSED BALANCE SHEETS

                                                                                    March 31,              December 31,
                                                                                      2004                     2003
                                                                                   -----------             ------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------
Current Assets:
          Cash and cash equivalents                                                 $   70,509             $   108,361
          Accounts receivable                                                          103,824                 144,946
          Inventory                                                                    269,014                 328,068
          Prepaid expenses                                                                  --                  69,005
                                                                                    ----------             -----------

                      Total Current Assets                                             443,347                 650,380

Furniture and Equipment, net                                                                --                   1,215

Trademarks and Other Assets, net                                                         2,202                   2,577
                                                                                    ----------             -----------

Total Assets                                                                        $  445,549             $   654,172
                                                                                    ==========             ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
          Accounts payable and accrued expenses                                     $  105,646             $   391,880
          Accrued income taxes payable                                                 100,000                  31,550
                                                                                    ----------             -----------

                      Total Current Liabilities                                        205,646                 423,430
                                                                                    ----------             -----------

Shareholders' Equity
          Common stock, $0.0001 par value, 30,000,000
               shares authorized, 4,499,777 shares issued and outstanding                  450                     450
          Additional paid-in capital                                                    73,510                  73,510
          Retained Earnings                                                            165,943                 156,782
                                                                                    ----------             -----------

                      Total Shareholders' Equity                                       239,903                 230,742
                                                                                    ----------             -----------

Total Liabilities and Shareholders' Equity                                          $  445,549             $   654,172
                                                                                    ==========             ===========








   The accompanying notes are an integral part of these financial statements.

                                             ALEC BRADLEY CIGAR CORP.
                                        CONDENSED STATEMENTS OF OPERATIONS
                                For the Three Months Ended March 31, 2004 and 2003
                                                    (Unaudited)


                                                                             Three Months Ended March 31,
                                                                             2004                   2003
                                                                           ----------            ----------
NET SALES                                                                  $  375,075            $  467,106

Cost of goods sold                                                            209,918               253,647
                                                                           ----------            ----------

GROSS PROFIT                                                                  165,157               213,459
                                                                           ----------            ----------

Operating Expenses
               Selling expenses                                                53,936                58,311
               General and administrative expenses                            102,060                85,974
                                                                           ----------            ----------

Total operating expenses                                                      155,996               144,285
                                                                           ----------            ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                        9,161                69,174

Provision for income taxes                                                         --                12,300
                                                                           ----------            ----------

Net Income                                                                 $    9,161            $   56,874
                                                                           ==========            ==========


Earnings per share - basic and diluted                                     $    0.002            $     0.01
                                                                           ==========            ==========

Weighted average number of common
               shares outstanding - basic and diluted                       4,499,777             4,484,777
                                                                           ==========            ==========


















   The accompanying notes are an integral part of these financial statements.

                                              ALEC BRADLEY CIGAR CORP.
                               CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                     (Unaudited)

                                                   Common Stock
                                              -----------------------     Additional                   Total
                                                Number       $0.0001       Paid-in    Accumulated   Shareholders'
                                              of shares    Par Value       Capital      Deficit        Equity
                                              ---------    ----------    -----------  -----------   -------------
Balance at December 31, 2001                  4,844,777    $      448    $  459,597   $ (381,516)     $   78,529

Issuance of stock in exchange for services      415,000            42        19,458           --          19,500

Net Income                                           --            --            --       38,112          38,112
                                             ----------    ----------    ----------   ----------      ----------

Balance at December 31, 2002                  4,899,777    $      490    $  479,055   $ (343,404)     $  136,141

Redemption of stock                            (400,000)          (40)           40           --              --

Adjustment for termination of
     Subchapter S election (Note 5)                                        (405,585)     405,585              --

Net Income                                           --            --            --       94,601          94,601
                                             ----------    ----------    ----------   ----------      ----------

Balance at December 31, 2003                  4,499,777    $      450    $   73,510   $  156,782      $  230,742

Net Income                                           --            --            --        9,161           9,161
                                             ----------    ----------    ----------   ----------      ----------

Balance at March 31, 2004                     4,499,777           450        73,510      165,943         239,903
                                             ==========    ==========    ==========   ==========      ==========
























   The accompanying notes are an integral part of these financial statements.

                                   ALEC BRADLEY CIGAR CORP.
                                   STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31, 2004 and 2003
                                          (Unaudited)

                                                                           Three Months Ended March 31,
                                                                              2004               2003
                                                                           ----------         ----------
Cash Flows From Operating Activities
               Net Income                                                  $   9,161          $  56,874
               Adjustments to reconcile net income to net
                  cash provided by operating activities:
                            Depreciation and amortization                      1,590              1,950
               Changes in current assets and liabilities:
                            Accounts receivable                               41,122            (35,277)
                            Inventory                                         59,054            158,916
                            Prepaid expenses                                  69,005             19,512
                            Accounts payable                                (289,525)          (238,295)
                            Accrued income taxes payable                     (28,259)            13,306
                            Directors' loans and advances                         --             15,000
                                                                           ---------          ---------

Net Cash Used in Operating Activities                                       (137,852)            (8,014)
                                                                           ---------          ---------

Cash flows From Investing Activities
Net cash Used in Investing Activities                                             --                 --
                                                                           ---------          ---------

Cash flows From Financing Activities
               Proceeds from bank line of credit                             100,000                 --
                                                                           ---------          ---------

Net cash provided by Financing Activities                                    100,000                 --
                                                                           ---------          ---------

Net Decrease in Cash and Cash Equivalents                                    (37,852)            (8,014)

Cash and Cash Equivalents - Beginning of Period                            $ 108,361          $  46,012
                                                                           ---------          ---------

Cash and Cash Equivalents - Ending of Period                               $  70,509          $  37,998
                                                                           =========          =========



















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

Earnings per Common Share - Basic and diluted earnings per common share are based on the weighted average number of shares outstanding of 4,499,777 and 4,484,777 for the three months ended March 31, 2004 and 2003, respectively. There are no common stock equivalents or other dilutive items in the aforementioned periods presented.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements - The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and cash flows for the nine and three months ended March 31, 2004 and 2003, have been included. The results of operations of such interim period are not necessarily indicative of the results of the full year.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Credit Facility - In March 2004, the Company established a revolving credit facility with a financial institution in the amount of $100,000. The credit facility bears interest on funds outstanding at a daily rate of 2.0% above Prime, as defined, not to exceed 7.5%. The credit facility matures and is due and payable in full in March 2005.

                         Alec Bradley Cigar Corporation
                    Notes to Financial Statements (Unaudited)


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
                                                              =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Alec Bradley Cigar Corporation (the "Company") was organized under the laws of the State of Florida on July 15, 1996. The Company is an importer and distributor of cigars. The Company primarily sells to two types of customers:

         1. Distributors, including but not limited to wine and liquor wholesalers; and

         2. Retailers, including but not limited to tobacco shops, convenience stores, bars, restaurants and country clubs.

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

Fiscal Three Months ending March 31, 2004 Compared to Fiscal Three Months ending March 31, 2003

         Revenues

         Revenues for three months of 2004 were $375,075, a decrease of approximately $92,000, or 19.7% from $467,106 for 2003. Management believes that the decrease was attributable to poor winter conditions across the country during the first quarter of 2004 as compared to 2003. As many states prohibit smoking indoors, such winter conditions deterred consumers from smoking cigars and therefore decreased sales. The Company's gross profit decreased for 2004 as compared to 2003 to $165,157, a decrease of approximately $48,300, or 22.6%, from $213,459. Gross profit, as a percentage of sales were 44.0% and 45.7% respectively for the three month periods ending March 31, 2004 and 2003. The decrease in gross profit dollars was directly attributable to the decrease in sales (units and dollars).

         Selling Expenses

         Selling expenses for 2004 were $53,936, a decrease of approximately $4,400, or 7.5%, from $58,311 in 2003. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 14.4% of revenues in 2004, compared to 12.5% in 2003. The decrease was primarily attributable to decreases in commission expense of approximately $6,400 and advertising of approximately $3,500 and offset by increase in freight of approximately $4,000 and trade show expenses of $1,500.

         General and administrative expenses

         General and administrative expenses for 2004 were $102,060, an increase of approximately $16,100, or 18.7%, from $85,974 in 2003. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is primarily attributable to the increases in rent of $5,000, payroll and related costs of $3,500, office expenses of $5,000 and insurance of 1,300. General and administrative expenses represented 27.2% of revenues in 2004, compared to 18.4% in 2003.

Liquidity and Capital Resources

         During 2004, cash utilized by operations was $137,852 and primarily resulted from decreases in accounts payable of $289,525, taxes payable of $28,259. This was partially funded by decreases in accounts receivable of $41,122, inventory of $59,054 and prepaid expenses of $69,005, income from operations plus the effect of non-cash items (depreciation expense). The Company's cash balance as of March 31, 2004 decreased by approximately $37,900 from December 31, 2003 to $70,509.

         The Company's working capital was approximately $237,700 at March 31, 2004, compared to approximately $227,000 at December 31, 2003. The increase in working capital was primarily attributable to the Company profits for the three month period ended March 31, 2004 of $9,161 plus the effect of net of non-cash items (depreciation expense) of $1,590.

         The Company has negotiated a new line of credit with its bank. Management believes that the cash generated from the Company's operations and the existing credit terms will be adequate to support its short-term cash requirements for capital expenditures and maintenance of working capital.

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

PART II: OTHER INFORMATION
         -----------------

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


DATED: May 17, 2004