Form 10QSB
period 2004-06-30
ALEC BRADLEY CIGAR CORP/FL
filed 2004-08-19
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.


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

Yes       [X]              No       [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 2004, there were 4,499,777 shares of Common Stock, par value $.0001 per share, outstanding.

                                    I N D E X
                                    ---------

                                                                                                        Page
                                                                                                        ----
Part I.       Financial Information.                                                                      3
-------       ----------------------

              Item 1. Financial Statements (Unaudited).                                                   3

                      Condensed Balance Sheets                                                            3

                      Condensed Statements of Operations                                                  4

                      Condensed Statements of Cash Flows                                                  5

                      Notes to the Condensed Financial Statements                                         6

              Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                                8

              Item 3. Controls and Procedures.                                                            10

Part II.      Other Information.                                                                          11
--------      ------------------

              Item 1: Legal Proceedings                                                                   11

              Item 2: Changes in Securities and Use of Proceeds                                           11

              Item 3: Defaults upon Senior Securities                                                     11

              Item 4: Submission of Matters to a vote of Securities Holders                               11

              Item 5: Other Information                                                                   11

              Item 6: Exhibits and Reports on Form 8-K                                                    11

              Signatures                                                                                  12

PART I:       FINANCIAL INFORMATION
              ---------------------
ITEM 1.       Financial Statements (Unaudited)

                            ALEC BRADLEY CIGAR CORP.
                            CONDENDSED BALANCE SHEETS
                            -------------------------

                                                                                     June 30,               December 31,
                                                                                       2004                     2003
                                                                                --------------------     -------------------
                                                                                    (Unaudited)
                                     ASSETS
                                     ------
Current Assets:
          Cash and cash equivalents                                             $            37,180      $          108,361
          Accounts receivable                                                               234,423                 144,946
          Inventory                                                                         327,889                 328,068
          Prepaid expenses                                                                   14,157                  69,005
                                                                                --------------------     -------------------

                      Total Current Assets                                                  613,649                 650,380

Furniture and Equipment, net                                                                  4,363                   1,215

Trademarks and Other Assets, net                                                              1,827                   2,577
                                                                                --------------------     -------------------

Total Assets                                                                    $           619,839      $          654,172
                                                                                ====================     ===================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
          Accounts payable and accrued expenses                                 $           250,304      $          391,880
          Accrued income taxes payable                                                        8,724                  31,550
          Revolving line of credit                                                          100,000                      --
                                                                                --------------------     -------------------

                      Total Current Liabilities                                             359,028                 423,430
                                                                                --------------------     -------------------

Shareholders' Equity:
          Common stock, $0.0001 par value, 30,000,000
               shares authorized, 4,499,777 shares issued and outstanding                       450                     450
          Additional paid-in capital                                                         73,510                  73,510
          Retained earnings                                                                 186,851                 156,782
                                                                                --------------------     -------------------

                      Total Shareholders' Equity                                            260,811                 230,742
                                                                                --------------------     -------------------

Total Liabilities and Shareholders' Equity                                      $           619,839      $          654,172
                                                                                ====================     ===================








The accompanying notes are an integral part of these financial statements.

                            ALEC BRADLEY CIGAR CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                          Three Months Ended June 30,         Six Months Ended June 30,
                                                             2004              2003             2004               2003
                                                         ------------      ------------    --------------      ------------
                                                         (Unaudited)        (Unaudited)      (Unaudited)        (Unaudited)
NET SALES                                                $   626,619       $   511,022     $   1,001,697       $   978,128

Cost of goods sold                                           396,475           297,076           606,394           550,723
                                                         ------------      ------------    --------------      ------------

GROSS PROFIT                                                 230,144           213,946           395,303           427,405
                                                         ------------      ------------    --------------      ------------

Operating Expenses
            Selling expenses                                  92,969            87,782           146,905           146,093
            General and administrative expenses              110,145            96,682           212,206           182,656
                                                         ------------      ------------    --------------      ------------

Total operating expenses                                     203,114           184,464           359,111           328,749
                                                         ------------      ------------    --------------      ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                      27,030            29,482            36,192            98,656

Provision for income taxes                                     6,123             9,000             6,123            21,300
                                                         ------------      ------------    --------------      ------------

Net Income                                               $    20,907       $    20,482     $      30,069       $    77,356
                                                         ============      ============    ==============      ============


Earnings per share - basic and diluted                   $     0.005       $     0.004     $       0.007       $     0.016
                                                         ============      ============    ==============      ============

Weighted average number of common
            shares outstanding - basic and diluted         4,499,777         4,631,645         4,499,777         4,764,970
                                                         ============      ============    ==============      ============























The accompanying notes are an integral part of these financial statements.

                            ALEC BRADLEY CIGAR CORP.
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                  Six Months Ended June 30,
                                                                                  2004                 2003
                                                                           -------------------   ------------------
                                                                              (Unaudited)           (Unaudited)
Cash Flows From Operating Activities:
               Net Income                                                  $           30,069    $          77,356
               Adjustments to reconcile net income to net
                  cash provided by operating activities:
                            Depreciation and amortization                               3,056                3,900
               Changes in current assets and liabilities:
                            Accounts receivable                                       (89,477)             (33,726)
                            Inventory                                                     179              202,120
                            Prepaid expenses                                           54,848              (16,499)
                            Accounts payable and accrued expenses                    (141,576)            (186,180)
                            Accrued income taxes payable                              (22,826)              23,385
                                                                           -------------------   ------------------

Net Cash Provided by (Used in) Operating Activities                                  (165,727)              70,356
                                                                           -------------------   ------------------

Cash Flows from Investing Activities:
               Purchase of equipment                                                   (5,454)                  --
                                                                           -------------------   ------------------

Net Cash Used in Investing Activities                                                  (5,454)                  --
                                                                           -------------------   ------------------

Cash Flows from Financing Activities:
               Proceeds from long term debt financing                                 100,000                   --
                                                                           -------------------   ------------------

Net cash provided by Financing Activities                                             100,000                   --
                                                                           -------------------   ------------------

Net Decrease in Cash and Cash Equivalents                                             (71,181)              70,356

Cash and Cash Equivalents - Beginning of Period                            $          108,361    $          46,012
                                                                           -------------------   ------------------

Cash and Cash Equivalents - End of Period                                  $           37,180    $         116,368
                                                                           ===================   ==================

















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

Earnings per Common Share - Basic and diluted earnings per common share are based on the weighted average number of shares outstanding of 4,499,777 and 4,764,970 for the six months ended June 30, 2004 and 2003, respectively. There are no common stock equivalents or other dilutive items in the aforementioned periods presented.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements - The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Credit Facility - In March 2004, the Company established a revolving credit facility with a financial institution in the amount of $100,000. The credit facility bears interest on funds outstanding at an annual rate of 2.0% above Prime, as defined, not to exceed 7.5%. The credit facility matures and is due and payable in full in March 2005.

Lease - In March 2004, the Company agreed to occupy new office and warehouse facilities under the terms of a three year non-cancelable operating lease agreement. Future minimum payments under this non-cancelable lease are as follows as of June 30, 2004:

                                      Year                        Amount
                                      -----                   -------------
                                      2004                    $      18,000
                                      2005                    $      36,000
                                      2006                    $      36,000
                                      2007                    $       9,000
                                                              -------------
                          Total minimum lease payments        $      99,000
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

Results of Operations

Six months ending June 30, 2004 Compared to June 30, 2003

         Revenues

         Revenues for the six months ended June 30, 2004 were $1,001,700; an increase of $23,600, or 2.4%, from $978,100 for the six-month period ended June 30, 2003. This was attributable to the continuing success of cigars lines introduced during 2001 (Havana Sun Grown Cigars) and late 2000 (Occidental Cigars) and aggressive marketing by the Company during the first six months of 2004. The Company's gross profit decreased for 2004 as compared to 2003 to $395,300 from $427,400, a decrease of $32,100, or 7.5%. The decrease in gross profit dollars was directly attributable to the aggressive sales effort in the second quarter. In addition, first quarter sales during 2004 were detrimentally effected by harsh weather conditions.

         Selling Expenses

         Selling expenses for the six-month period ended June 30, 2004 were $146,900, an increase of $800, or 0.5%, from $146,100 in the six months ended June 30, 2003. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 14.7% of revenues in the six-month period ended June 30, 2004, compared to 14.9% in six months ended June 30, 2003.

         General and administrative expenses

         General and administrative expenses for 2004 were $212,200, an increase of $29,500, or 16.1%, from $182,700 in 2003. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is attributable to an increase in payroll ($4,000), rent ($8,700) and insurance and other office expenses ($16,800). General and administrative expenses represented 21.2% of revenues in 2004, compared to 18.7% in 2003. Rent, insurance and other office expense reflect the Company's opening and operating of its new facilities. These facilities provide the Company with approximately 2,000 square feet of additional warehouse space and 2,000 square feet of additional administrative space.

Three Months ending June 30, 2004 Compared to Three Months ending June 30, 2003

         Revenues

         Revenues for the three months ended June 30, 2004 were $626,600, an increase of $115,600, or 22.6% from $511,000 for the three months ended June 30, 2003. This was attributable to the continuing success of cigars lines introduced during 2001 (Havana Sun Grown Cigars) and late 2000 (Occidental Cigars) and overall continued growth of the Company. The Company's gross profit increased for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 from approximately $213,900 to approximately $230,100, an increase of $16,200, or 7.6%. Gross profit, as a percentage of sales were 36.7% and 41.9% respectively for the three-month periods ending June 30, 2004 and 2003. The decrease in gross profit dollars was directly attributable to the more aggressive sales promotions utilized by the company to increase in sales.

         Selling Expenses

         Selling expenses for the three months ended June 30, 2004 were $93,000, an increase of $5,200, or 5.9%, from $87,800 for the three months ended June 30, 2003. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 14.8% of revenues for the three months ended June 30, 2004, as compared to 17.2% for the three months ended June 30, 2003. The decrease was primarily attributable to management's focus on cost management during the quarter.

         General and administrative expenses

         General and administrative expenses for the three months ended June 30, 2004 were $110,100, an increase of $13,400, or 13.9%, from $96,700 for the three months ended June 30, 2003. General and administrative expenses primarily include salaries, supplies, and general operating expenses. General and administrative expenses represented 17.6% of revenues for the three months ended June 30, 2004, compared to 18.9% for the three months ended June 30, 2003.

Liquidity and Capital Resources

         As of June 30, 2004, the Company had accumulated earnings of $186,851. For the six months ended June 30, 2004, the Company utilized cash from operations to increase accounts receivables and reduce accounts payable of $165,727. This was primarily funded from the income from operations, the Company's credit facility, plus the effect of net of non-cash items (depreciation expense). The Company's cash balance as of June 30, 2004 decreased by $71,181 from $108,361 as of December 31, 2003 to $37,180.

         As of June 30 2004, the Company's accounts receivable was $234,423. As of June 30, 2004, the Company's working capital was $254,621.

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

                                   SIGNATURES
                                   ----------

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


DATED: August 18, 2004