Form 10QSB
period 2004-09-30
ALEC BRADLEY CIGAR CORP/FL
filed 2004-11-01
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.


         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from   ______________________ to _____________________

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

Yes      [X]              No     [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 1, 2004, there were 4,499,777 shares of Common Stock, par value $.0001 per share, outstanding.


                                    I N D E X
                                    ---------
                                                                                Page
                                                                                ----
PART I.  Financial Information.                                                   3
------------------------------

ITEM 1.  Financial Statements (Unaudited).                                        3

         Condensed Balance Sheets                                                 3

         Condensed Statements of Operations                                       4

         Condensed Statements of Cash Flows                                       5

         Notes to the Condensed Financial Statements                              6-7

         Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                     8

         Item 3. Controls and Procedures.                                         10

PART II. Other Information.                                                       11
--------------------------

ITEM 1:  Legal Proceedings                                                        11

ITEM 2:  Changes in Securities and Small Business Issuer Purchases of Equity
         Securities                                                               11

ITEM 3:  Defaults upon Senior Securities                                          11

ITEM 4:  Submission of Matters to a vote of Securities Holders                    11

ITEM 5:  Other Information                                                        11

ITEM 6:  Exhibits and Reports on Form 8-K                                         11

Signatures                                                                        12

PART I:       FINANCIAL INFORMATION
------        ---------------------
ITEM 1.       Financial Statements (Unaudited)

                                         ALEC BRADLEY CIGAR CORP.
                                        CONDENDSED BALANCE SHEETS

                                                                                  September 30             December 31,
                                                                                      2004                     2003
                                                                               --------------------     -------------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------
Current Assets:
          Cash and cash equivalents                                            $            45,128     $           108,361
          Accounts receivable                                                              262,620                 144,946
          Inventory                                                                        314,903                 328,068
          Prepaid expenses                                                                 112,684                  69,005
                                                                               --------------------     -------------------

                      Total Current Assets                                                 735,335                 650,380

Furniture and Equipment, net                                                                 3,617                   1,215

Trademarks and Other Assets, net                                                             1,452                   2,577
                                                                               --------------------     -------------------

Total Assets                                                                   $           740,404      $          654,172
                                                                               ====================     ===================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
          Accounts payable and accrued expenses                                $           303,502      $          391,880
          Accrued income taxes payable                                                       2,932                  31,550
          Revolving line of credit                                                           2,239                      --
          Directors' loans and advances                                                    134,974                      --
                                                                               --------------------     -------------------

                      Total Current Liabilities                                            443,647                 423,430
                                                                               --------------------     -------------------

Shareholders' Equity:
          Common stock, $0.0001 par value, 30,000,000
               shares authorized, 4,499,777 shares issued and outstanding                      450                     450
          Additional paid-in capital                                                        73,510                  73,510
          Retained earnings                                                                222,797                 156,782
                                                                               --------------------     -------------------

                      Total Shareholders' Equity                                           296,757                 230,742
                                                                               --------------------     -------------------

Total Liabilities and Shareholders' Equity                                     $           740,404      $          654,172
                                                                               ====================     ===================











    The accompanying notes are an integral part of these finacial statements.

                                      ALEC BRADLEY CIGAR CORP.
                                CONDENSED STATEMENTS OF OPERATIONS

                                                       Three Months Ended September 30,     Nine Months Ended September 30,
                                                          2004               2003              2004                2003
                                                      ------------     ----------------    -------------      --------------
                                                      (Unaudited)         (Unaudited)       (Unaudited)        (Unaudited)
NET SALES                                             $   801,717      $       755,852     $  1,803,414       $   1,733,980

Cost of goods sold                                        492,762              485,043        1,099,157           1,035,766
                                                      ------------     ----------------    -------------      --------------

GROSS PROFIT                                              308,955              270,809          704,257             698,214
                                                      ------------     ----------------    -------------      --------------

Operating Expenses
           Selling expenses                               142,814              116,882          289,719             262,975
           General and administrative expenses            112,031              115,720          324,237             298,376
                                                      ------------     ----------------    -------------      --------------

Total operating expenses                                  254,845              232,602          613,956             561,351
                                                      ------------     ----------------    -------------      --------------

INCOME BEFORE PROVISION FOR INCOME TAXES                   54,110               38,207           90,301             136,863

Provision for income taxes                                 18,163               19,454           24,286              40,754
                                                      ------------     ----------------    -------------      --------------

Net Income                                            $    35,947      $        18,753     $     66,015       $      96,109
                                                      ============     ================    =============      ==============


Earnings per share - basic and diluted                $     0.008      $         0.004     $      0.015       $       0.021
                                                      ============     ================    =============      ==============

Weighted average number of common
           shares outstanding - basic and diluted       4,499,777            4,499,777        4,499,777           4,675,601
                                                      ============     ================    =============      ==============






















    The accompanying notes are an integral part of these finacial statements.

                                   ALEC BRADLEY CIGAR CORP.
                                  STATEMENTS OF CASH FLOWS

                                                                               Nine Months Ended September 30,
                                                                                  2004                  2003
                                                                           -------------------   -------------------
                                                                               (Unaudited)           (Unaudited)
Cash Flows From Operating Activities:
               Net Income                                                   $          66,015    $           96,109
               Adjustments to reconcile net income to net
                  cash provided by operating activities:
                            Depreciation and amortization                               4,463                 5,307
               Changes in current assets and liabilities:
                            Accounts receivable                                      (117,674)              (92,233)
                            Inventory                                                  13,165               161,142
                            Prepaid expenses                                          (43,679)              (46,259)
                            Accounts payable and accrued expenses                     (88,378)             (159,472)
                            Payroll tax deduction payable                             (28,618)                3,812
                            Accrued income taxes payable                                2,239                41,200
                                                                           -------------------   -------------------

Net Cash Provided by (Used in) Operating Activities                                  (192,467)                9,606
                                                                           -------------------   -------------------

Cash Flows from Investing Activities:
               Purchase of equipment                                                   (5,740)                   --
                                                                           -------------------   -------------------

Net Cash Used in Investing Activities                                                  (5,740)                   --
                                                                           -------------------   -------------------

Cash Flows from Financing Activities:
               Proceeds from long term debt financing                                 134,974                    --
                                                                           -------------------   -------------------

Net cash provided by Financing Activities                                             134,974                    --
                                                                           -------------------   -------------------

Net Decrease in Cash and Cash Equivalents                                             (63,233)                9,606

Cash and Cash Equivalents - Beginning of Period                            $          108,361    $           46,012
                                                                           -------------------   -------------------

Cash and Cash Equivalents - End of Period                                  $           45,128    $           55,618
                                                                           ===================   ===================





















    The accompanying notes are an integral part of these finacial statements.

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

Earnings per Common Share - Basic and diluted earnings per common share are based on the weighted average number of shares outstanding of 4,499,777 for the nine months ended September 30, 2004 and 2003, respectively. There are no common stock equivalents or other dilutive items in the aforementioned periods presented.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements - The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2004 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

NOTE 2 - RELATED PARTY TRANSACTION

The Company has negotiated with its major suppliers to obtain extended credit terms for new products being developed through these suppliers. In addition, during the first quarter of 2004 the Company established a line of credit of $100,000 with a local bank to provide for additional cash flow needs. This credit line has been replaced by a credit facility in excess of $150,000 provided by the Company's majority stockholder and sole officer. The new credit facility interest rate is lower than the bank facility (5.0% vs. prime plus 2% not less than 7.5%).

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Credit Facility - In March 2004, the Company established a revolving credit facility with a financial institution in the amount of $100,000. The credit facility bears interest on funds outstanding at an annual rate of 2.0% above Prime, as defined, not to exceed 7.5%. The credit facility matures and is due and payable in full in March 2005. The balance of the revolving credit as of September 30, 2004 is zero.

Lease - In March 2004, the Company agreed to occupy new office and warehouse facilities under the terms of a three year non-cancelable operating lease agreement. Future minimum payments under this non-cancelable lease are as follows as of September 30, 2004:

                            Year                                  Amount
                            ----                              -------------
                            2004                              $       9,000
                            2005                              $      36,000
                            2006                              $      36,000
                            2007                              $       9,000
                                                              -------------
                Total minimum lease payments                  $      90,000
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

Results of Operations

Nine months ending September 30, 2004 Compared to September 30, 2003

         Revenues

         Revenues for the nine months ended September 30, 2004 were approximately $1,803,000, an increase of $69,000, or 4.0%, from approximately $1,734,000 for the nine-month period ended September 30, 2003. This was attributable to the continuing success of cigars lines introduced during 2001 (Havana Sun Grown Cigars) and late 2000 (Occidental Cigars) and new lines introduced in 2003 (Spirit of Cuba & Special Blends) and aggressive marketing by the Company during the first nine months of 2004. The Company's gross profit increased for 2004 as compared to 2003 to approximately $704,300 from approximately $698,200, an increase of $6,100, or 1.0%. The increase in gross profit dollars was directly attributable to the increase in sales.

         Selling Expenses

         Selling expenses for the nine-month period ended September 30, 2004 were approximately $289,700, an increase of $26,700, or 10.1%, from approximately $263,000 in the nine months ended September 30, 2003. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. This increase was attributable to the increase in sales commissions paid to outside salespersons and increased trade show expenses. Selling expenses represented 16.1% of revenues in the nine-month period ended September 30, 2004, compared to 15.1% in nine months ended September 30, 2003.

         General and Administrative Expenses

         General and administrative expenses for 2004 were approximately $324,200, an increase of $25,800, or 8.6%, from approximately $298,400 in 2003.
General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is attributable to an increase in payroll ($13,000). General and administrative expenses represented 18.0% of revenues in 2004, compared to 17.2% in 2003.

Three Months ending September 30, 2004 Compared to Three Months ending September 30, 2003

         Revenues

         Revenues for the three months ended September 30, 2004 were approximately $801,700, an increase of $45,800, or 6.1% from approximately $755,900 for the three months ended September 30, 2003. This was attributable to the continuing success of cigars lines introduced during 2001 (Havana Sun Grown Cigars) and late 2000 (Occidental Cigars) and new lines introduced in 2003 (Spirit of Cuba & Special Blends). Historically, the three months ending September 30 is the Company's highest sales quarter of the year and the Company's sales for the three months ended September 30, 2004 represent the Company's highest revenue grossing three month period since inception. The Company's gross profit increased for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 from approximately $270,800 to approximately $309,000, an increase of $38,200, or 14.1%. Gross profit, as a percentage of sales were 38.5% and 35.8% respectively for the three-month periods ending September 30, 2004 and 2003. The increase in gross profit dollars was directly attributable to the increase in sales.

         Selling Expenses

         Selling expenses for the three months ended September 30, 2004 were approximately $142,800, an increase of $25,900, or 22.2%, from approximately $116,900 for the three months ended September 30, 2003. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 17.8% of revenues for the three months ended September 30, 2004, as compared to 15.5% for the three months ended September 30, 2003. The increase was primarily attributable to the increase in sales commissions paid to outside salespersons and increased trade show expenses.

         General and Administrative Expenses

         General and administrative expenses for the three months ended September 30, 2004 were approximately $112,000, a decrease of $3,700, or 3.2%, from approximately $115,700 for the three months ended September 30, 2003. General and administrative expenses primarily include salaries, supplies, and general operating expenses. General and administrative expenses represented 13.9% of revenues for the three months ended September 30, 2004, compared to 15.3% for the three months ended September 30, 2003. The decrease is attributable to increasing operating efficiencies.

Liquidity and Capital Resources

         As of September 30, 2004, the Company had accumulated earnings of $222,797. For the nine months ended September 30, 2004, the Company provided cash from operations to increase accounts receivables and reduce accounts payable. This was primarily funded from the income from operations, advances from the majority shareholder plus the effect of net of non-cash items (depreciation expense). The Company's cash balance as of September 30, 2004 was $45,128, a decrease of $63,233 from $108,361 as of December 31, 2003.

         As of September 30 2004, the Company's accounts receivable was $262,620. The Company expects sales for the remainder of the year to remain strong. As of September 30, 2004, the Company's working capital was $291,688.

         The Company has negotiated with its major suppliers to obtain extended credit terms for new products being developed through these suppliers. In addition, during the first quarter of 2004 the Company established a line of credit of $100,000 with a local bank to provide for additional cash flow needs at an annual interest rate of prime plus 2% (net less than 7.5%). This credit line has been replaced by a credit facility provided by the Company's majority stockholder and sole officer in excess of $150,000. The new credit facility interest rate is 5% per annum.

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

PART II: OTHER INFORMATION
-------  -----------------

ITEM 1:  Legal Proceedings

         None.

ITEM 2: Changes in Securities and Small Business Issuer Purchases of Equity Securities

         None.

ITEM 3:  Defaults upon Senior Securities

         None.

ITEM 4:  Submission of Matters to a vote of Securities Holders

         None.

ITEM 5:  Other Information

         On August 13, 2004, the Company entered into a credit facility with its majority shareholder and sole officer under which the majority shareholder and sole officer has provided the Company with a line of credit in excess of $150,000. This line of credit replaces the Company's prior line of credit of $100,000 with a local South Florida bank. The interest rate of the new credit facility is lower than the prior bank facility. The interest rate of the current facility is 5% per annum while the prior credit facility was at prime + 2% (not less than 7.5%) per annum.

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

                                 ALEC BRADLEY CIGAR CORPORATION


                                 By:  /s/Alan Rubin
                                      ----------------------------------------
                                       Alan Rubin, Principal Executive
                                       Officer and Principal Financial Officer


DATED:   November 1, 2004