Form 10KSB
period 2004-12-31
ALEC BRADLEY CIGAR CORP/FL
filed 2005-03-30
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                             -----------------

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

               3400 S.W. 26th Terrace, #A-1, Dania, Florida 33312
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $2,392,858

State the aggregate market value of the voting stock held by non-affiliates (1,104,777) computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days ($.15 on March 25, 2005). $165,716.55.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 25, 2005: 4,499,777 Shares of Common Stock.

Transitional Small Business Disclosure Format (Check One):
Yes [ ]           No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

- None -

                                              TABLE OF CONTENTS

PART I
------
Item 1        Description of Business............................................................         3
Item 2        Description of Property............................................................         7
Item 3        Legal Proceedings..................................................................         7
Item 4        Submissions of Matters to a Vote of Security Holders...............................         7

PART II
-------

Item 5        Market for Common Equity, Related Stockholder Matters
                And Small Business Issuer Purchases of Equity Securities.........................         8
Item 6        Management's Discussion and Analysis or Plan of Operation..........................         8
Item 7        Financial Statements...............................................................        12
Item 8        Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..............................................        12
Item 8A       Controls and Procedures............................................................        13
Item 8B       Other information..................................................................        13

PART III
--------

Item 9        Directors and Executive Officers of Registrant
                Compliance With Section 16(a) of the Exchange Act................................        13
Item 10       Executive Compensation.............................................................        14
Item 11       Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters.......................................        15
Item 12       Certain Relationships and Related Transactions.....................................        15
Item 13       Exhibits, Lists and Reports on Form 8-K............................................        16
Item 14       Principal Accounting Fees and Services.............................................        16

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         Alec Bradley Cigars was organized under the laws of the State of Florida on July 15, 1996. The Company is an importer and distributor of cigars. The Company's executive offices are located at 3400 SW 26 Terrace # A-1, Dania, Florida 33312 and its telephone number is (954) 321-5991.

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

BACKGROUND OF THE INDUSTRY

         In 1993 the cigar industry began to experience a dramatic increase in demand from consumers. This created a sizable increase in the number of both cigar manufacturers and retail tobacconists and distributors. Through the end of 1997, many of the cigar manufacturers were able to sell their entire production. However, by early 1998, the supply of cigars from the larger manufacturers exceeded demand from the retail tobacconists and distributors thereby causing the market to be flooded with cigars. This had an adverse effect on manufacturers, retailers and distributors. However, Bureau of Alcohol, Tobacco and Firearms Monthly Statistical Releases show that the industry remains strong. Recent statistical releases indicate that cigars are being imported from foreign manufacturers at increasing levels. These releases can be found at www.atf.treas.gov.

COMPANY CIGARS

         Cigars distributed by the Company include, but are not limited to, the following:

         Trilogy
         -------

         Trilogy is one of the most unique cigar in today's market features the new triangular Trilogy Press. Each of the three blends (Cameroon, Corojo, and Maduro) is specifically designed to enhance the flavor characteristics of the wrapper. Trilogy is available in boxes of 20 cigars.

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

         Spirit of Cuba
         --------------

         Spirit of Cuba is hand made in Honduras. This sandwich filler cigar is priced at a retail level of under $35.00 a box and comes in Connecticut Shade, Habano, and Corojo wrappers. It is available in Churchill and Robusto sizes in boxes of 25.

         Occidental Reserve
         ------------------

         Occidental Reserve is a premium cigar manufactured by one of the top producers of premium cigars in the Dominican Republic. The Occidental Reserve is produced with filler from the Dominican Republica and is finished with a US Connecticut wrapper. We believe this cigar directly competes in quality with cigars that are priced higher than the retail cost of the Occidental Reserve. It is available in 5 of the most popular sizes, a corona, robusto, toro, churchill and torpedo, and is sold in bundles of 25. The Occidental Reserve is also available in a Broadleaf Maduro wrapper.

         Havana Sun Grown
         ----------------

         Havana Sun Grown is a ultra premium cigar hand rolled in the Dominican Republic. This cigar is a medium to full bodied cigar with complex flavor profiles. It is unique in that the wrapper is a US Connecticut - Havana hybrid, which is only available on this cigar. The Havana Sun Grown is available in the same sizes as our Occidental Reserve. Packaged in wooden boxes of 20 cigars, this cigar retails under $5.00 making it a very affordable super premium cigar.

         Pryme Limited Edition Gold Series
         ---------------------------------

         Pryme Gold Series is a limited edition release and is limited not by choice but by necessity. The supply of wrapper in the construction of Pryme is the dark Ecuador corona leaf and is very limited. Only 10 percent of the annual yield can be classified as wrapper and only the top 20 percent was graded and chosen for Pryme's production. Only 1,500 numbered boxes per size will be produced. This cigar is available in 4 sizes and packaged in a wooden box of 20 cigars.

PURCHASING AND DISTRIBUTION

         The Company purchases and imports the majority of its cigars from cigar manufacturing plants in Honduras, Nicaragua and the Dominican Republic.

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

         Tabacalera Endemano, located in Danli, Honduras, is the Company's supplier of the Company's Spirit of Cuba cigars.

         Latin Cigars de Honduras, located in Danli, Honduras is the Company's supplier of the Trilogy, Ovation Maduro and Cameroon lines.

         The Company does not have any agreements with cigar manufacturers. Purchases are made on a per order basis. The Company pays all shipping costs.

CUSTOMERS

         The Company has increased its customer base to approximately 1,000 customers. The Company's biggest customer represented approximately 6% of total sales revenue. Presently, the Company does not have any customers who account for more than 6% of the Company's sales. In 2004, the Company's 5 largest customers accounted for an aggregate of approximately 15% of total sales.

OTHER PROJECTS

         As the Company continues to expand and improve on its current wholesale and retail programs, it maintains its focus on creating ways of supplying cigars to the public. These include:

         Mail Order Companies
         --------------------

         The Company's intent is to focus on dealing with catalog companies with large sources of distribution. To date, the Company has 2 active mail order customers. Mail order companies generally sell to the final consumers, which will continue to help bring public awareness to the Company's product lines. Payment received when selling to a catalog company has not been significantly less than payments received from traditional customers.

         Alec Bradley Direct
         -------------------

         The Company has created a direct sales approach, which includes bi-monthly marketing via fax and daily in-house telemarketing. In order to increase distribution and product exposure, the Company has approached wholesale distributors and is hiring additional independent brokers to help support the retailers and introduce the Company's products to new customers. However, by marketing via broadcast fax and an in-house telemarketing staff the Company will continue to create and nurture relationships directly with the customers.

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

         The Company is able to create house brands for retail tobacconists utilizing the Occidental Reserve cigar and attaching customized private label cigar rings. The Company, on a per order basis, can provide a customer with a personally labeled cigar. Customers are under no contractual obligations, as they purchase personalized cigars on an order per order basis. These retail tobacconists who normally cannot order large enough quantities to entice a manufacturer to make a personalized product, can benefit by being able to order small quantities from the Company as needed from this program. Management believes the Company will gain additional revenues by selling small quantities of personalized and custom cigars at slightly higher profit margins. No contracts are required for this program.

         The Company has produced custom bands for the Gulfstream Race Track, the Carquest Bowl, Tyson Foods, and many restaurants.

COMPETITION

         The Company experiences competition with respect to its cigar distribution. The cigar distribution industry is highly competitive. The Company believes that as a distributor of premium cigars, it competes with a smaller number of domestic and foreign companies that specialize in premium cigars, and certain larger companies that maintain premium cigar lines, including Altadis and Swedish Match. The Company competes effectively within this industry by consistently purchasing high quality cigars and distributing them at an affordable price to its customers. The Company believes that it can grow by following this fundamental principle. The Company is continually seeking manufacturers that can provide the highest quality cigars at the lowest possible prices.

GOVERNMENT REGULATION

         The Company as an importer of cigars is required to have an importer permit from the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms. The Company applied for and has been granted Permit Number FL-TI-127. Management believes any future regulations including affixing warning labels on products, the tobacco buyout assessment, regulations on tobacco advertising, and limits on public smoking areas will be met with full compliance and will not affect the Company's potential for continued growth. We believe the material costs to comply with governmental regulation will be negligible. Furthermore, management anticipates that there are no additional existing or probable governmental regulation to effect its business. The Company complies with all environmental laws. The costs of compliance with such laws are not material to the Company.

RESEARCH AND DEVELOPMENT

         Currently, the Company is not involved in any research and development projects. Over the past two years, the Company has not spent any capital on research and development. The Company does not plan on incurring any research and development costs in the near future.

EMPLOYEES

         The Company currently employs five individuals and has nine independent sales representatives. Of its employees, two are engaged in sales and marketing; two in executive and administrative roles; and the remaining employee is engaged in shipping and receiving. None of the Company's employees are covered by any labor union. The Company believes its relationships with its employees are generally good. The Company does not have employment contracts or agreements with any of its employees.

TRADEMARKS

         The Company has trademarked the name Bogey's Stogies. The Company has applied for other trademarks for the cigars it distributes including Occidental Reserve, Trilogy, Spirit of Cuba, Special Blends, Double Broadleaf, Pryme, and Havana Sun Grown, but these applications are pending.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company previously occupied office and warehouse facilities pursuant to a month-to-month operating lease agreement. Rent expense for the years ended December 31, 2003 and 2002 was $16,200 and $12,000, respectively. During 2003, the Company's monthly rent payments for the premises increased from $1,400 to $1,600 per month. During the second fiscal quarter 2004 the Company entered into a new lease agreement for office and warehouse facilities. Future minimum payments under the new lease agreement are currently as follows:

                        Year                      Amount
                        ----                      ------

                        2005                     $ 36,000
                        2006                     $ 36,000
                        2007                     $  9,000

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

         The Company's Common Stock currently trades on the OTC Bulletin Board under the symbol ABDC. The stock is thinly traded and transactions in the stock are sporadic and infrequent. On March 25, 2005, the Closing bid and asked price of our Common Stock was $.15. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations, as reported by Bloomberg, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

                  Period                              High              Low
                  ------                             ------            -----

         1st quarter 2003                            $0.03             $0.03
         2nd quarter 2003                            $0.04             $0.02
         3rd quarter 2003                            $0.08             $0.02
         4th quarter 2003                            $0.08             $0.04
         1st quarter 2004                            $0.18             $0.04
         2nd quarter 2004                            $0.20             $0.10
         3rd quarter 2004                            $0.20             $0.05
         4th quarter 2004                            $0.25             $0.10

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

RECENT SALES OF UNREGISTERED SECURITIES AND OTHER MATTERS

         None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

         The following discussion is based upon, and should be read in conjunction with, the audited consolidated financial statements of the Company as of and for the years ended December 31, 2004 and 2003, together with the notes to the financial statements.

RESULTS OF OPERATIONS

Year ended December 31, 2004 as compared to year ended December 31, 2003

         Revenues

         Revenues for 2004 were $2,392,858, a decrease of $2,416 from $2,395,274 for 2003. The Company's sales of its Trilogy line of cigars decreased by approximately $275,000 from 2003 to 2004 and the Company eliminated two lines (Criollo 98 and gourmet flavored cigars), which accounted for an additional $108,000 decrease in sales in 2004 as compared to 2003. To offset these losses in sales, the Company introduced its Pryme line during the 4th quarter of 2004. Sales were over $100,000 during the limited sales period. The Company's Spirit of Cuba line introduced in late 2003 increased over $140,000 in sales in 2004 as compared to 2003. While gross volume remained relatively flat, the Company had an increase in sales of the number of units resulting from the sale of lower cost cigars. The Company's gross profit was $941,883, an increase of $25,466, or 2.8%, from $916,417. The increase in gross profit is attributable to the change in the product sales mix.

         As a result of increasing the number of sales representatives the Company has increased its number of customers to over 1,000. This caused a reduction in sales concentration from 2003 when the largest customer accounted for approximately 25% of sale as compared to 2004 when the three largest customers account for less than 18% as a group. As such, the Company does not currently rely on any of its customers for a material amount of its revenues.

         Selling Expenses

         Selling expenses for 2004 were $402,595, an increase of $43,343, or 12.1%, from $359,252 in 2003. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. The increase in selling expenses was primarily attributable to the increase in advertising costs of approximately $38,000 in 2004 as compared to 2003. Selling expenses represented 16.9% of revenues in 2004, compared to 15.0% in 2003.

         General and administrative expenses

         General and administrative expenses for 2004 were $441,316, an increase of $17,404, or 4.1%, from $423,912 in 2003. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is attributable to the increases in rent and occupancy costs of $21,000 and local travel of $11,000 partially offset by reductions in payroll and related taxes $21,500. General and administrative expenses represented 18.4% of revenues in 2004, compared to 17.7% in 2003.

Liquidity and Capital Resources

         During 2004, cash utilized by operations was approximately $92,600 and primarily resulted from decreases in accounts payable of $286,405, taxes payable of $20,055 and an increase supplies inventories of $32,300. This was offset by income from operations plus the effect of non-cash items (depreciation expense). The Company's cash balance as of December 31, 2004 increased by approximately $5,300 from December 31, 2003 to $113,617.

         The Company's working capital was approximately $282,200 at December 31, 2004, compared to approximately $227,000 at December 31, 2003. The increase in working capital was primarily attributable to Company profits of approximately $73,700 plus the effect of net of non-cash items (depreciation expense) of approximately $4,100. This increase was partially offset by purchases of other non-current assets (trademarks, equipment and security deposits).

         The Company has negotiated with major suppliers extended credit terms for new products being developed through these suppliers. The Company has established a $100,000 line of credit with its bank, which renews in March 2005. Additionally, the Company has received a term loan from its officer and director in the amount of $150,474. This loan is repayable in monthly installments of $10,000 plus interest payable at 5% per month and matures in December 2005.

         In late 2004, the Company launched its "Pryme Limited Edition Gold Series" line of cigar targeted at the upper mid-range customer, which has been well received by the cigar smoking community. During mid-year 2005, the Company plans to launch an "Alec Bradley Medalist Label" targeted at the mid-range retail customer. The Company is continuing its development of new product blends to expand its sales.

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

         None.

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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The Directors and Executive Officers of the Company are as follows:

    Name             Age                 Positions Held
    ----             ---                 --------------

Alan V. Rubin        43             Director, Chief Executive Officer,
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

         To the Company's knowledge, based on a review of the copies of reports furnished to it, Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

         Commencing January 2001, Mr. Rubin has been paid a weekly salary of $2,000 as economic conditions permit the Company to do so. When the payment of his salary is not feasible, no accrual will be made on the Company's financial records, rather the expense will be accrued as a capital contribution.

         The following table sets forth compensation awarded to, earned by or paid to our sole officer and director for the past 3 years. We have not granted any stock options, restricted stock awards or stock appreciation rights or made any long term incentive plan payments.

                           Summary Compensation Table
                           --------------------------
                                                                   Other Annual
Name               Year              Salary($)       Bonus($)      Compensation
----               ----              ---------       --------      ------------

Alan Rubin         2004              $104,000         $ 2,000       $15,912(3)
                   2003              $104,000         $10,000       $12,300(1)
                   2002              $104,000         $10,000       $23,550(2)

(1) Mr. Rubin received approximately $525 per month for automobile lease expenses and approximately $500 per month for automobile expense reimbursement. In addition, the Company has paid Mr. Rubin's health insurance.
(2) Includes 250,000 shares of common stock issued in June 2002 valued at $11,250.
(3) Mr. Rubin received approximately $826 per month for automobile lease expenses and approximately $500 per month for automobile expense reimbursement. In addition, the Company has paid Mr. Rubin's health insurance.

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

                                               Beneficial Ownership
                                               --------------------
Name and Address                          Shares              % of Shares
----------------                          ------              -----------

Alan V. Rubin
3400 S.W. 26th Terrace, #A-1
Dania, FL 33312                          2,895,000                 64.3%

Bruce A. Ginsberg
2523 Monterey Court
Weston, FL 33327                           500,000                 11.1%

All Executive Officers
and Directors as a Group (1 person)      2,895,000                 64.3%

Securities Authorized for Issuance Under Compensation Plans

         The Company has not authorized any equity compensation plan, nor has the Company issued any securities pursuant to an equity plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On August 13, 2004, the Company entered into an unsecured financing agreement with its sole officer. Under the agreement, the Company borrowed $150,474 and will repay the loan over a period of not more than 15 months beginning September 2004, at a rate of at least $10,000 per month plus interest payable at 5% per annum. As of December 31, 2004, the remaining principal balance on the loan was $120,474. Interest expense paid on this loan was $2,232 for 2004. The officer and the Company agreed to defer one month's payment until December 31, 2004 with the final payment due by December 31, 2005.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit
         Number   Description
         ------   -----------

         3.0      Articles of Incorporation(1)
         3.1      Amendment to Articles of Incorporation(1)
         3.2      Bylaws(1)
         14.0     Code of Ethics(3)
         16.2     Letter from Former Independent Auditor(2)
         21       Subsidiaries(1)
         31.1     Rule 13a-14(a)/15d-4(a) Certification of Principal Executive
                  Officer
         31.2     Rule 13a-14(a)/15d-4(a) Certification of Principal Financial
                  Officer
         32.1     Section 1350 Certification of Principal Executive Officer
         32.2     Section 1350 Certification of Principal Financial Officer

(1)    Previously filed on Form 10-SB Registration Statement dated December 19,
       2000.
(2)    Previously filed on Form 8-K Current Report dated March 27, 2003.
(3) Previously filed on the Annual Report on Form 10-KSB for fiscal year ended December 31, 2004

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Fees to Auditors.

         Year ended December 13, 2004

         Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2004 was $15,630.

         Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2004 were $-0-.

         Tax Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for tax services were $-0-.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2004 was $-0-.

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

         Tax Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for tax services were $-0-.

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

                                     ALEC BRADLEY CIGAR CORPORATION


Date: March 29, 2005                 By: /s/ Alan Rubin
                                        ----------------------------------------
                                        Alan Rubin, Principal Executive
                                        Officer and Principal Financial Officer


                                          ALEC BRADLEY CIGAR CORPORATION
                                               FINANCIAL STATEMENTS





                                                     CONTENTS
                                                     --------




                                                                                                             Page
                                                                                                          ------------
Report of Independent Registered Public Accounting Firm                                                       F-2

Balance Sheet                                                                                                 F-3

Statements of Operations                                                                                      F-4

Statements of Changes in Shareholders' Equity                                                                 F-5

Statements of Cash Flows                                                                                      F-6

Notes to Financial Statements                                                                               F-7-12

             Report of Independent Registered Public Accounting Firm





To the board of directors and shareholders of Alec Bradley Cigar Corporation
Dania, Florida


We have audited the accompanying balance sheet of Alec Bradley Cigar Corporation as of December 31, 2004 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alec Bradley Cigar Corporation as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.



JEWETT, SCHWARTZ & ASSOCIATES


Hollywood, Florida
March 18, 2005

                                         ALEC BRADLEY CIGAR CORPORATION
                                                  BALANCE SHEET
                                             As of December 31, 2004


                                                     ASSETS


CURRENT ASSETS:
     Cash and cash equivalents                                                              $         113,617
     Accounts receivable, net of allowance for doubtful accounts of $4,155                            134,037
     Inventory                                                                                        170,590
     Prepaid expenses and other current assets                                                        101,328
                                                                                            ------------------

          TOTAL CURRENT ASSETS                                                                        519,572
                                                                                            ------------------

FURNITURE AND EQUIPMENT, NET                                                                           14,888

INTANGIBLE ASSETS                                                                                       7,412
                                                                                            ------------------

          TOTAL ASSETS                                                                      $         541,872
                                                                                            ==================


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                  $         105,475
     Note payable - related party                                                                     120,474
     Income taxes payable                                                                              11,495
                                                                                            ------------------

          TOTAL CURRENT LIABILITIES                                                                   237,444
                                                                                            ------------------


SHAREHOLDERS' EQUITY:
     Common stock, $0.0001 par value, 30,000,000 shares
     authorized, 4,499,777 shares issued and outstanding                                                  450
     Additional paid-in capital                                                                        73,510
     Retained earnings                                                                                230,468
                                                                                            ------------------

          TOTAL SHAREHOLDERS' EQUITY                                                                  304,428
                                                                                            ------------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $         541,872
                                                                                            ==================














   The accompanying notes are an integral part of these financial statements.

                                     ALEC BRADLEY CIGAR CORPORATION
                                          STATEMENTS OF INCOME
                                    For the Years Ended December 31,


                                                                                 2004               2003
                                                                            ----------------  -----------------
NET SALES                                                                   $     2,392,858   $      2,395,274

Cost of goods sold                                                                1,450,975          1,478,797
                                                                            ----------------  -----------------

GROSS PROFIT                                                                        941,883            916,477
                                                                            ----------------  -----------------

              Operating expenses
Selling expenses                                                                    402,595            359,252
General and administrative expenses                                                 441,316            423,912
                                                                            ----------------  -----------------

             Total operating expenses                                               843,911            783,164
                                                                            ----------------  -----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                             97,972            133,313

Provision for income taxes                                                           24,286             38,712
                                                                            ----------------  -----------------

NET INCOME                                                                  $        73,686   $         94,601
                                                                            ================  =================


Weighted average common shares outstanding - basic and diluted                    4,499,777          4,639,800
                                                                            ================  =================

Earnings per share - basic and diluted                                      $          0.02   $           0.02
                                                                            ================  =================






















   The accompanying notes are an integral part of these financial statements.

                                     ALEC BRADLEY CIGAR CORPORATION
                             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             For the Years Ended December 31, 2004 and 2003


                                                                                               Retained
                                            Common Stock                  Additional           Earnings
                                 ----------------------------------        Paid-in           (Accumulated
                                      Shares             Amount            Capital             Deficit)               Total
                                 -----------------     ------------     ---------------    -----------------     ----------------


BALANCE AT DECEMBER 31, 2002            4,899,777      $       490      $      479,055     $       (343,404)     $       136,141

Cancellation of common stock             (400,000)             (40)                 40                    -                    -

Adjustment for termination of
  Subchapter S election (Note 5)                -                -            (405,585)             405,585                    -

Net Income                                      -                -                   -               94,601               94,601
                                 -----------------     ------------     ---------------    -----------------     ----------------

BALANCE AT DECEMBER 31, 2003            4,499,777      $       450      $       73,510     $        156,782      $       230,742

Net Income                                      -                -                   -               73,686               73,686
                                 -----------------     ------------     ---------------    -----------------     ----------------

BALANCE AT DECEMBER 31, 2004            4,499,777      $       450      $       73,510     $        230,468      $       304,428
                                 =================     ============     ===============    =================     ================






























   The accompanying notes are an integral part of these financial statements.

                                       ALEC BRADLEY CIGAR CORPORATION
                                          STATEMENTS OF CASH FLOWS
                                      For the Years Ended December 31,


                                                                                     2004               2003
                                                                                ----------------  -----------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                                 $        73,686   $         94,601
     Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                                        4,080              4,467
     Changes in current assets and liabilities:
          Accounts receivable                                                            10,909            (41,322)
          Inventory                                                                     157,478            (19,618)
          Prepaid expenses                                                              (32,323)           (48,793)
          Accounts payable                                                             (286,405)            41,512
          Increase (decrease) in income taxes payable                                   (20,055)            31,502
                                                                                ----------------  -----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                               (92,630)            62,349
                                                                                ----------------  -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Payment of security deposits                                                        (1,015)                 -
     Purchase of trademarks                                                              (5,600)                 -
     Purchase of furniture and equipment                                                (15,973)                 -
                                                                                ----------------  -----------------

NET CASH USED IN INVESTING ACTIVITIES                                                   (22,588)                 -
                                                                                ----------------  -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from line of credit                                                       100,000                  -
     Repayment on line of credit                                                       (100,000)                 -
     Advances from shareholder                                                          150,474                  -
     Repayment of note from shareholder                                                 (30,000)                 -
                                                                                ----------------  -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               120,474                  -
                                                                                ----------------  -----------------

Net Increase in Cash and Cash Equivalents                                                 5,256             62,349

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          108,361             46,012
                                                                                ----------------  -----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $       113,617   $        108,361
                                                                                ================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                     $         5,258   $          2,740
                                                                                ================  =================
     Cash paid for income taxes                                                 $        24,286   $         36,493
                                                                                ================  =================









   The accompanying notes are an integral part of these financial statements.

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization - Alec Bradley Cigar Corp. (the "Company"), a Florida corporation, was incorporated in July 1996. The Company imports and distributes cigars throughout the Unites States and Canada, with corporate offices located in Dania, Florida.

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

         Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of
         - In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Practice Bulletin ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion).

         This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS No. 144 in the fiscal year ending October 31, 2002.

         SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

         Intangible Assets, net - The Company accounts for intangible assets in accordance with SFAS 142. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized.

         Intangible assets consists primarily of trademarks, whereby the Company incurred registration and legal fees of approximately $15,000 to license the trademark.

         Revenue Recognition - Sales and the related cost of sales are recognized upon shipment of products in accordance with the US Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104. The Company generally accepts returns of cigars that are stale or damaged in transit. Sales revenue is recorded net of anticipated returns based on historical experience. Sales returns are not material to the financial statements.

         Advertising Costs - Advertising costs are charged to expense during the period in which they are incurred. Advertising expenses for the years ended December 31, 2004 and 2003 approximated $61,000 and $23,300, respectively.

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

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

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

         Earnings per Share - Basic and diluted earnings per common share are based on the weighted average number of shares outstanding of 4,499,777 and 4,693,800 for the years ended December 31, 2004 and 2003, respectively. There are no common stock equivalents or other dilutive items in the aforementioned periods presented.

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

         Recent Authoritative Pronouncements - The Financial Accounting Standards Board has recently issued several new accounting pronouncements which may apply to the Company.

         In May 2003, the FASB issued Statement No. 149; "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement establishes standards for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to Statement No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of Statement No. 149 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

         In May 2003, the FASB issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Company is currently classifying financial instruments within the scope of this

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

         Statement in accordance with this Statement. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that this Statement will have a material impact on the Company's financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation represents an interpretation of Accounting Research Bulletin No. 51. The accounting research bulletin requires that a Company's financial statements include subsidiaries in which the Company has a controlling financial interest. Financial statement interpretation No. 46 gives guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. This interpretation is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FASB Interpretation No. 46 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

NOTE 2- FURNITURE AND EQUIPMENT, NET

         Furniture and equipment, net consist of the following as of December
         31,

                                                            2004
                                                       -------------
         Computer and office equipment                 $      23,095
         Furniture and fixtures                               11,107
                                                       -------------
                                                              34,202

         Less accumulated depreciation                        23,352
                                                       -------------
                                                       $      14,888
                                                       =============

         Depreciation expense approximated $2,300 and $3,000, for the years ended December 31, 2004 and 2003, respectively.

NOTE 3- LINE OF CREDIT

         In March 2004, the Company established a revolving credit facility with a financial institution in the amount of $100,000. The credit facility bears interest on funds outstanding at a daily rate of 2.0% above

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

         Prime, as defined, not to exceed 7.5%. The credit facility matures and is due and payable in full in March 2005. The Company paid down the line of credit in full. Upon maturity using funds from its note payable to a related party, see note 4.

NOTE 4- NOTE PAYABLE TO RELATED PARTY

         On August 13, 2004 the Company entered into an unsecured financing agreement with a shareholder and officer of the company. Under the agreement, the Company borrowed $150,474 from the officer and will repay the loan over a period of not more than 15 months beginning September 2004 at a rate of at least $10,000 per month plus interest payable at 5% per annum. As of December 31, 2004 the remaining principle balance on the loan was $120,474. Interest expense paid on this loan was $2,232 for 2004. The lender and the Company agreed to defer one month's payment until December 31, 2004 with the final payment due by December 31, 2005.

NOTE 5- INCOME TAXES

         Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes as of December 31, 2004.

         The provision for income taxes is comprised of the following:

                                                    2004            2003
                                                -------------  -------------
         Current federal tax provision          $      22,077  $      35,706
         Current state and local tax provision          2,209          3,006
                                                -------------  -------------
         Total provision for income taxes       $      24,286  $      38,712
                                                =============  =============

         The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                                                         2004            2003
                                                     -------------  ------------
         Statutory federal income tax rate                   22  %         34  %
         Non-deductible permanent items                       -  %         (6) %
         State income taxes, net of federal benefit           2  %          1  %
                                                     -------------  ------------
         Effective income tax rate                           24  %          29 %
                                                     =============  ============

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Lease - In March 2004, the Company agreed to occupy new office and warehouse facilities under the terms of a three- year non-cancelable operating lease agreement. During 2004, the Company's monthly rent payments for the premises increased from $1,600 to $3,000 per month.

         Future minimum payments under this non-cancelable lease are as follows as of December 31, 2004:

                                Year                            Amount
                                -----                         ----------
                                2005                          $   36,000
                                2006                              36,000
                                2007                               9,000
                         2008 and thereafter                           -
                                                              ----------
         Total minimum lease payments                         $   81,000
                                                              ==========

         Rent expense for the years ended December 31, 2004 and 2003 was $30,134 and $16,200, respectively.

NOTE 7- SHAREHOLDERS' EQUITY

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