Form 10KSB/A
period 2004-12-31
ALEC BRADLEY CIGAR CORP/FL
filed 2005-04-12
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No 1. to
                                   FORM 10-KSB

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

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company previously occupied office and warehouse facilities pursuant to a month-to-month operating lease agreement. Rent expense for the years ended December 31, 2004 and 2003 was approximately $30,000 and $16,200, respectively. During 2004, the Company's monthly rent payments for the premises increased from $1,400 to $1,600 per month. During the second fiscal quarter 2004 the Company entered into a new lease agreement for office and warehouse facilities. Future minimum payments under the new lease agreement are currently as follows:

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

RESULTS OF OPERATIONS

Year ended December 31, 2004 as compared to year ended December 31, 2003

         Revenues

         Revenues for 2004 were $2,392,858, a decrease of $2,416 from $2,395,274 for 2003. The Company's sales of its Trilogy line of cigars decreased by approximately $275,000 from 2003 to 2004 and the Company eliminated two lines (Criollo 98 and gourmet flavored cigars), which accounted for an additional $108,000 decrease in sales in 2004 as compared to 2003. To offset these losses in sales, the Company introduced its Pryme line during the 4th quarter of 2004. Sales were over $100,000 during the limited sales period. The Company's Spirit of Cuba line introduced in late 2003 increased over $140,000 in sales in 2004 as compared to 2003. While gross volume remained relatively flat, the Company had an increase in sales of the number of units resulting from the sale of lower cost cigars. The Company's gross profit was $941,883, an increase of $25,406, or 2.8%, from $916,477. The increase in gross profit is attributable to the change in the product sales mix.

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

         The Company's working capital was approximately $282,100 at December 31, 2004, compared to approximately $227,000 at December 31, 2003. The increase in working capital was primarily attributable to Company profits of approximately $73,700 plus the effect of net of non-cash items (depreciation expense) of approximately $4,100. This increase was partially offset by purchases of other non-current assets (trademarks, equipment and security deposits).

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

         To the Company's knowledge, based on a review of the copies of reports furnished to it, Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

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

         Year ended December 31, 2004

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

         Year ended December 31, 2003

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

NOTE 2- FURNITURE AND EQUIPMENT, NET

         Furniture and equipment, net consist of the following as of December
         31,

                                                            2004
                                                       -------------
         Computer and office equipment                 $      23,095
         Furniture and fixtures                               11,107
                                                       -------------
                                                              34,202

         Less accumulated depreciation                        19,314

                                                       -------------
                                                       $      14,888
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