Form 10QSB
period 2005-03-31
ALEC BRADLEY CIGAR CORP/FL
filed 2005-05-16
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.


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

             3400 S.W. 26th Terrace, Suite A-1, Dania, Florida 33312
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


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

Yes  [X]              No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2005, there were 4,499,777 shares of Common Stock, par value $.0001 per share, outstanding.

                                               I N D E X

                                                                                                                     Page
                                                                                                                     ----
Part I.       Financial Information.
-------       ----------------------

              Item 1.      Financial Statements (Unaudited).                                                           3

                           Condensed Balance Sheets                                                                    3

                           Condensed Statements of Operations                                                          4

                           Condensed Statements of Cash Flows                                                          5

                           Notes to the Condensed Financial Statements                                                 6-7

              Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.                                                        8

              Item 3.      Controls and Procedures.                                                                    9

Part II.      Other Information.                                                                                       10
--------      ------------------

              Item 1: Legal Proceedings                                                                                10

              Item 2: Unregistered Sales of Equity Securities and Use of Proceeds                                      10

              Item 3: Defaults upon Senior Securities                                                                  10

              Item 4: Submission of Matters to a vote of Securities Holders                                            10

              Item 5: Other Information                                                                                10

              Item 6: Exhibits                                                                                         10

              Signature                                                                                                11

PART I: FINANCIAL INFORMATION
------- ---------------------

ITEM 1. Financial Statements (Unaudited)

                            ALEC BRADLEY CIGAR CORP.
                            CONDENDSED BALANCE SHEETS

                                                                                     March 31,              December 31,
                                                                                       2005                     2004
                                                                                --------------------     -------------------
                                                                                    (Unaudited)
                                     ASSETS
                                     ------
Current Assets:
          Cash and cash equivalents                                             $           205,895     $           113,617
          Accounts receivable, net                                                          131,499                 134,037
          Inventory                                                                          53,152                 170,590
          Prepaid expenses and other current assets                                         100,610                 101,328
                                                                                --------------------     -------------------

                      Total Current Assets                                                  491,156                 519,572

Furniture and Equipment, net                                                                 14,616                  14,888

Intangible assets                                                                             7,117                   7,412
                                                                                --------------------     -------------------

Total Assets                                                                    $           512,889      $          541,872
                                                                                ====================     ===================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
          Accounts payable and accrued expenses                                 $           137,470      $          105,475
          Note payable - related party                                                       89,353                 120,474
          Income taxes payable                                                                2,416                  11,495
                                                                                --------------------     -------------------

                      Total Current Liabilities                                             229,239                 237,444
                                                                                --------------------     -------------------

Shareholders' Equity:
          Common stock, $0.0001 par value, 30,000,000
               shares authorized, 4,499,777 shares issued
               and outstanding                                                                  450                     450
          Additional paid-in capital                                                         73,510                  73,510
          Retained earnings                                                                 209,690                 230,468
                                                                                --------------------     -------------------

                      Total Shareholders' Equity                                            283,650                 304,428
                                                                                --------------------     -------------------

Total Liabilities and Shareholders' Equity                                      $           512,889      $          541,872
                                                                                ====================     ===================









   The accompanying notes are an integral part of these financial statements.

                            ALEC BRADLEY CIGAR CORP.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended March 31,
                                                           2005                 2004
                                                      ----------------     ----------------
                                                        (Unaudited)          (Unaudited)
NET SALES                                             $       412,565      $       375,075

Cost of goods sold                                            234,717              209,918
                                                      ----------------     ----------------

GROSS PROFIT                                                  177,848              165,157
                                                      ----------------     ----------------

Operating Expenses
           Selling expenses                                    81,985               53,936
           General and administrative expenses                116,640              102,060
                                                      ----------------     ----------------

Total operating expenses                                      198,625              155,996
                                                      ----------------     ----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                      (20,777)               9,161

Provision for income taxes                                        ---                  ---
                                                      ----------------     ----------------

Net Income (loss)                                     $       (20,777)     $         9,161
                                                      ================     ================


Earnings per share - basic and diluted                $        (0.005)     $         0.002
                                                      ================     ================

Weighted average number of common
           shares outstanding - basic and diluted           4,499,777            4,499,777
                                                      ================     ================



















   The accompanying notes are an integral part of these financial statements.

                            ALEC BRADLEY CIGAR CORP.
                            STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended March 31,
                                                                                  2005                  2004
                                                                           -------------------   -------------------
                                                                              (Unaudited)            (Unaudited)
Cash Flows From Operating Activities:
               Net Income (loss)                                           $          (20,777)   $            9,161
               Adjustments to reconcile net income to net
                  cash provided by operating activities:
                            Allowance for doubtful accounts                                --
                            Depreciation and amortization                                 927                 1,590
               Changes in current assets and liabilities:
                            Accounts receivable                                         2,538                41,122
                            Inventory                                                 117,438                59,054
                            Prepaid expenses                                              718                69,005
                            Accounts payable and accrued expenses                      31,994              (289,525)
                            Accrued income taxes payable                               (9,079)              (28,259)
                                                                           -------------------   -------------------

Net Cash Provided by (Used in) Operating Activities                                   123,759              (137,852)
                                                                           -------------------   -------------------

Cash Flows from Investing Activities:
               Purchase of trademarks and other assets                                   (360)                   --
                                                                           -------------------   -------------------

Net Cash Used in Investing Activities                                                    (360)                   --
                                                                           -------------------   -------------------

Cash Flows from Financing Activities:
               Proceeds from bank line of credit                                           --               100,000
               Proceeds from shareholder loan                                         (31,121)                   --
                                                                           -------------------   -------------------

Net cash provided by Financing Activities                                             (31,121)              100,000
                                                                           -------------------   -------------------

Net Decrease in Cash and Cash Equivalents                                              92,278               (37,852)

Cash and Cash Equivalents - Beginning of Period                            $          113,617    $          108,361
                                                                           -------------------   -------------------

Cash and Cash Equivalents - End of Period                                  $          205,895    $           70,509
                                                                           ===================   ===================
















   The accompanying notes are an integral part of these financial statements.

                         Alec Bradley Cigar Corporation
                    Notes to Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Alec Bradley Cigar Corporation (the "Company"), a Florida corporation, was organized in July 1996. The Company imports and distributes cigars domestically, with offices located in Dania, Florida.

Basis of Accounting - The financial statements are prepared using the accrual basis of accounting where revenues are recognized upon shipment of merchandise to the customer and expenses are recognized in the period in which they are incurred. This basis of accounting conforms to accounting principles generally accepted in the United States of America.

Earnings per Common Share - Basic and diluted earnings per common share are based on the weighted average number of shares outstanding of 4,499,777 for the three months ended March 31, 2005 and 2004, respectively. There are no common stock equivalents or other dilutive items in the aforementioned periods presented.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements - The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

NOTE 2 - RELATED PARTY TRANSACTION

The Company has negotiated with its major suppliers to obtain extended credit terms for new products being developed through these suppliers. In addition, during the first quarter of 2004 the Company established a line of credit of $100,000 with a local bank to provide for additional cash flow needs. This credit line has been replaced by a credit facility provided by the Company's major stockholder in excess of $150,000. Additionally, the new credit facility interest rate is lower than the bank facility (5.0% vs. prime plus 2% not less than 7.5%).

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Credit Facility - In March 2004, the Company established a revolving credit facility with a financial institution in the amount of $100,000. The credit facility bears interest on funds outstanding at an annual rate of 2.0% above Prime, as defined, not to exceed 7.5%. The credit facility matures and is due and payable in full in March 2005. The balance of the revolving credit as of March 31, 2005 is zero.

Lease - In March 2004, the Company agreed to occupy new office and warehouse facilities under the terms of a three year non-cancelable operating lease agreement. Future minimum payments under this non-cancelable lease are as follows as of March 31, 2005:

                                      Year                            Amount
                                      -----                      -------------
                                      2005                       $      27,000
                                      2006                       $      36,000
                                      2007                       $       9,000
                                                                 -------------
                          Total minimum lease payments           $      72,000
                                                                 =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Alec Bradley Cigar Corporation (the "Company") is an importer and distributor of cigars. The Company primarily sells to two types of customers:
(1) distributors, including but not limited to wine and liquor wholesalers; and
(2) retailers, including but not limited to tobacco shops, convenience stores, bars, restaurants and country clubs.

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

Results of Operations

Three months ending March 31, 2005 Compared to March 31, 2004

         Revenues

         Revenues for three months of 2005 were $412,565, an increase of $37,490, or 10.0% from $375,075 for 2004. This was attributable to the milder weather conditions across the country during the first quarter of 2005 as compared to 2004. Due to indoor smoking restrictions throughout the country which requires many cigar smokers to smoke outdoors, cigar smokers are less likely to smoke outdoors (and purchase cigars) when weather conditions are unfavorable. The company's gross profit increased for 2005 as compared to 2004 to $177,848, an increase of $12,691, or 7.6%, from $165,157. Gross profit, as a percentage of sales was 43.1% and 44.0% respectively for the three-month periods ending March 31, 2005 and 2004. The increase in gross profit dollars was directly attributable to the increase in sales (units and dollars).

         Selling Expenses

         Selling expenses for 2005 were $81,985, an increase of $28,049, or 52%, from $53,936 in 2004. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 19.9% of revenues in 2005, compared to 14.4% in 2004. The increase was primarily attributable to increases in commission expense of $5,996 and advertising of $22,850.

         General and Administrative Expenses

         General and administrative expenses for 2005 were $116,640, an increase of $14,580, or 14.3%, from $102,060 in 2004. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is primarily attributable to the increases in professional fees of $8,610, rent of $4,612, and travel of $3,434 and partially offset by reductions in payroll and related costs of $3,000. General and administrative expenses represented 28.3% of revenues in 2005, compared to 27.2% in 2004.

Liquidity and Capital Resources

         The Company had a net loss of $20,777 for the three months ended March 31, 2005. The loss is primarily attributable to an increase in general and administrative expenses and selling expenses as described above.

         The Company's cash balance as of March 31, 2005 increased by $92,278 from December 31, 2004 to $205,895. During the first quarter of 2005 cash provided by operations was approximately $123,800 as compared to ($137,852) during the first quarter of 2004. The increase in net cash primarily resulted from decreases in inventory of $117,438, accounts receivable of $2,538, and increases in accounts payable of $31,994. This was partially offset by decreases in taxes payable of $9,079, and loss from operations plus the effect of non-cash items (depreciation expense).

         The Company's working capital was approximately $262,000 at March 31, 2005, compared to approximately $282,200 at December 31, 2004. The decrease in working capital was primarily attributable to the Company's repayment of related party loans, loss of approximately $20,800 less the effect of net of non-cash items (depreciation expense) of $927.

         During the fourth quarter of 2004, The Company negotiated a loan with its principal shareholder. Management believes that the cash generated from the Company's operations and the existing credit terms will be adequate to support its cash requirements for capital expenditures and maintenance of working capital for the next 12 months.

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

PART II: OTHER INFORMATION
-------- -----------------

ITEM 1:  Legal Proceedings

         None.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

ITEM 3:  Defaults upon Senior Securities

         None.

ITEM 4:  Submission of Matters to a vote of Securities Holders

         None.

ITEM 5:  Other Information

         None.

ITEM 6:  Exhibits

         (a) Exhibits required by Item 601 of Regulation S-B

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


DATED:   May 13, 2005