Form 10QSB
period 2005-06-30
ALEC BRADLEY CIGAR CORP/FL
filed 2005-08-15
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.


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

Yes       [X]              No       [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 1, 2005, there were 4,499,777 shares of Common Stock, par value $.0001 per share, outstanding.

                                    I N D E X
                                                                                              Page
                                                                                              ----


Part I.       Financial Information.                                                           3
-------       ----------------------

              Item 1.  Financial Statements (Unaudited).                                       3

                       Condensed Balance Sheets                                                3

                       Condensed Statements of Operations                                      4

                       Condensed Statements of Cash Flows                                      5

                       Notes to the Condensed Financial Statements                             6-7

              Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.                                    8

              Item 3.  Controls and Procedures.                                                10

Part II.      Other Information.                                                               11
--------      ------------------

              Item 1:  Legal Proceedings                                                       11

              Item 2:  Unregistered Sales of Equity Securities and Use of
                       Proceeds                                                                11

              Item 3:  Defaults upon Senior Securities                                         11

              Item 4:  Submission of Matters to a vote of Securities Holders                   11

              Item 5:  Other Information                                                       11

              Item 6:  Exhibits                                                                11

PART I:       FINANCIAL INFORMATION
-------       ---------------------

ITEM 1.       Financial Statements (Unaudited)

                            ALEC BRADLEY CIGAR CORP.
                            CONDENDSED BALANCE SHEETS

                                                                                     June 30,              December 31,
                                                                                       2005                    2004
                                                                                -------------------     -------------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------
Current Assets:
          Cash and cash equivalents                                             $           52,998      $          113,617
          Accounts receivable, net                                                         267,828                 134,037
          Inventory                                                                        227,565                 170,590
          Prepaid expenses and other current assets                                         16,268                 101,328
                                                                                -------------------     -------------------

                      Total Current Assets                                                 564,659                 519,572

Furniture and equipment, net                                                                14,344                  14,888

Intangible assets                                                                            6,462                   7,412
                                                                                -------------------     -------------------

Total Assets                                                                    $          585,465      $          541,872
                                                                                ===================     ===================


           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current Liabilities:
          Accounts payable and accrued expenses                                 $          240,998      $          105,475
          Note payable - related party                                                      77,974                 120,474
          Income taxes payable                                                               2,731                  11,495

                      Total Current Liabilities                                            321,703                 237,444
                                                                                -------------------     -------------------

Shareholders' Equity:
          Common stock, $0.0001 par value, 30,000,000
               shares authorized, 4,499,777 shares issued and outstanding                      450                     450
          Additional paid-in capital                                                        73,510                  73,510
          Retained earnings                                                                189,802                 230,468
                                                                                -------------------     -------------------

                      Total Shareholders' Equity                                           263,762                 304,428
                                                                                -------------------     -------------------

Total Liabilities and Shareholders' Equity                                      $          585,465      $          541,872
                                                                                ===================     ===================









   The accompanying notes are an integral part of these financial statements.

                            ALEC BRADLEY CIGAR CORP.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended June 30,          Six Months Ended June 30,
                                                            2005               2004             2005               2004
                                                       -------------      -------------    -------------      -------------
                                                        (Unaudited)        (Unaudited)      (Unaudited)        (Unaudited)
NET SALES                                              $    679,465       $    626,619     $  1,092,030       $  1,001,697

Cost of goods sold                                          436,045            396,475          670,762            606,394
                                                       -------------      -------------    -------------      -------------

GROSS PROFIT                                                243,420            230,144          421,268            395,303
                                                       -------------      -------------    -------------      -------------

Operating Expenses
            Selling expenses                                126,782             92,969          208,767            146,905
            General and administrative expenses             136,526            110,145          253,166            212,206
                                                       -------------      -------------    -------------      -------------

Total operating expenses                                    263,308            203,114          461,933            359,111
                                                       -------------      -------------    -------------      -------------

INCOME BEFORE PROVISION FOR INCOME TAXES                    (19,888)            27,030          (40,665)            36,192

Provision for income taxes                                        -              6,123                -              6,123
                                                       -------------      -------------    -------------      -------------

Net Income  (Loss)                                     $    (19,888)      $     20,907     $    (40,665)      $     30,069
                                                       =============      =============    =============      =============


Earnings per share - basic and diluted                 $     (0.004)      $      0.005     $     (0.009)      $      0.007
                                                       =============      =============    =============      =============

Weighted average number of common
            shares outstanding - basic and diluted        4,499,777          4,499,777        4,499,777          4,499,777
                                                       =============      =============    =============      =============





















   The accompanying notes are an integral part of these financial statements.

                            ALEC BRADLEY CIGAR CORP.
                            STATEMENTS OF CASH FLOWS

                                                                                  Six Months Ended June 30,
                                                                                  2005                 2004
                                                                           -------------------   ------------------
                                                                               (Unaudited)           (Unaudited)
Cash Flows From Operating Activities:
               Net Income                                                  $          (40,665)   $          30,069
               Adjustments to reconcile net income to net
                  cash provided by operating activities:
                            Depreciation and amortization                               1,494                2,777
                            Allowance for doubtful accounts                             4,297                  279
               Changes in current assets and liabilities:
                            Accounts receivable                                      (138,088)             (89,477)
                            Inventory                                                 (56,975)                 179
                            Prepaid expenses                                           85,060               54,848
                            Accounts payable and accrued expenses                     135,522             (141,576)
                            Accrued income taxes payable                               (8,764)             (22,826)
                                                                           -------------------   ------------------

Net Cash Provided by (Used in) Operating Activities                                   (18,119)            (165,727)
                                                                           -------------------   ------------------

Cash Flows from Investing Activities:
               Purchase of equipment                                                        -               (5,454)
                                                                           -------------------   ------------------

Net Cash Used in Investing Activities                                                       -               (5,454)
                                                                           -------------------   ------------------

Cash Flows from Financing Activities:
               Proceeds from long term debt financing                                       -              100,000
               Repayment of shareholder loan                                          (42,500)                   -
                                                                           -------------------   ------------------

Net cash Provided by (Used in) Financing Activities                                   (42,500)             100,000
                                                                           -------------------   ------------------

Net Decrease in Cash and Cash Equivalents                                             (60,619)             (71,181)

Cash and Cash Equivalents - Beginning of Period                            $          113,617    $         108,361
                                                                           -------------------   ------------------

Cash and Cash Equivalents - End of Period                                  $           52,998    $          37,180
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

Earnings per Common Share - Basic and diluted earnings per common share are based on the weighted average number of shares outstanding of 4,499,777 for the six months ended June 30, 2005 and 2004, respectively. There are no common stock equivalents or other dilutive items in the aforementioned periods presented.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements - The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Lease - In March 2004, the Company agreed to occupy new office and warehouse facilities under the terms of a three year non-cancelable operating lease agreement. Future minimum payments under this non-cancelable lease are as follows as of June 30, 2005:

                                      Year                         Amount
                                      ----                      -------------
                                      2005                      $      18,000
                                      2006                      $      36,000
                                      2007                      $       9,000
                                                                -------------
                          Total minimum lease payments          $      63,000
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

Results of Operations

Six months ending June 30, 2005 Compared to June 30, 2004

         Revenues

         Revenues for the six months ended June 30, 2005 were approximately $1,092,000, an increase of $90,300, or 9.0%, from approximately $1,001,700 for the six-month period ended June 30, 2004. This was attributable to the continuing success of cigars lines introduced during 2001 (Havana Sun Grown Cigars) and late 2000 (Occidental Cigars) and aggressive marketing by the Company during the first six months of 2005. The Company's gross profit increased for 2005 as compared to 2004 to approximately $421,300 from approximately $395,300, an increase of $26,000, or 6.6%. The increase in gross profit dollars was directly attributable to the aggressive sales effort in the second quarter to compensate for seasonally slow first quarter sales.

         Selling Expenses

         Selling expenses for the six-month period ended June 30, 2005 were approximately $208,800, an increase of $61,900, or 42.1%, from approximately $146,900 in the six months ended June 30, 2004. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 19.1% of revenues in the six-month period ended June 30, 2005, compared to 14.7% in six months ended June 30, 2004. The increase in selling expenses was primarily due to more aggressive consumer advertising in the first six months of 2005.

         General and administrative expenses

         General and administrative expenses for the six months ended June 30, 2005 were approximately $253,200, an increase of $41,000, or 19.3%, from approximately $212,200 for 2004. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is attributable to an increase in travel ($7,000), rent ($6,000) and insurance and other office expenses ($28,000). General and administrative expenses represented 23.2% of revenues in 2005, compared to 21.2% in 2004.

Three Months ending June 30, 2005 Compared to Three Months ending June 30, 2004

         Revenues

         Revenues for the three months ended June 30, 2005 were approximately $679,500, an increase of $52,900, or 8.4% from approximately $626,600 for the three months ended June 30, 2004. This was attributable to the continuing success of cigars lines introduced during 2001 (Havana Sun Grown Cigars) and late 2000 (Occidental Cigars) and pent up demand from seasonally slow first quarter sales and aggressive advertising programs. The Company's gross profit increased for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 from approximately $230,100 to approximately $243,400, an increase of $13,300, or 5.8%. Gross profit, as a percentage of sales, were 35.8% and 36.7% respectively for the three-month periods ending June 30, 2005 and 2004. The decrease in gross profit dollars was directly attributable to the more aggressive sales promotions utilized by the Company to increase in sales.

         Selling Expenses

         Selling expenses for the three months ended June 30, 2005 were approximately $126,800, an increase of $33,800, or 36.3%, from approximately $93,000 for the three months ended June 30, 2004. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 18.7% of revenues for the three months ended June 30, 2005, as compared to 14.8% for the three months ended June 30, 2004. The increase was primarily attributable to the Company's more aggressive promotions and advertising during the three months ended June 30, 2005, which resulted in an increase of approximately $34,000 over advertising and promotional costs for the three months ended June 30, 2004.

         General and administrative expenses

         General and administrative expenses for the three months ended June 30, 2005 were approximately $136,500, an increase of $26,400, or 24.0%, from approximately $110,100 for the three months ended June 30, 2004. General and administrative expenses primarily include salaries, supplies, and general operating expenses. General and administrative expenses represented 20.1% of revenues for the three months ended June 30, 2005, compared to 17.6% for the three months ended June 30, 2004.

Liquidity and Capital Resources

         The Company's cash balance as of June 30, 2005 decreased by $60,619 from $113,617 as of December 31, 2004 to $52,998. As of June 30, 2005, the
Company had accumulated earnings of $189,802. For the six months ended June 30, 2005, the Company utilized cash from operations to increase accounts receivables and inventory while reducing accounts payable and prepaid expenses of $18,119.

This was primarily funded from the income from operations, a loan from the Company's president plus the effect of net of non-cash items (depreciation expense).

         As of June 30 2005, the Company's accounts receivable was $267,828. The Company's working capital was $242,956 as of June 30, 2005.

         The Company has negotiated with its major suppliers to obtain extended credit terms for new products being developed through these suppliers. In addition, the Company's president loaned the company $150,000 on August 13, 2004, which is being repaid as a term loan over a 20 month period. The loan is being repaid in monthly installments of $5,000 plus interest at 5%.

         Management believes that the cash generated from the Company's operations and new credit terms and loans from its president will be adequate to support its short-term cash requirements for capital expenditures and maintenance of working capital.

ITEM 3.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         The Company's management, with the participation of the Company's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Company's principal executive officer and principal financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective.

         Changes in Internal Controls

         No change in the Company's internal control over financial reporting occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


DATED:   August 10, 2005