Form 10QSB
period 2005-09-30
ALEC BRADLEY CIGAR CORP/FL
filed 2005-11-15
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.
                               ------------------


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

         Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2005, there were 4,499,777 shares of Common Stock, par value $.0001 per share, outstanding.

                                                     I N D E X
                                                     ---------


                                                                                                   Page
                                                                                                   ----

PART I. FINANCIAL INFORMATION.
        ---------------------

Item 1.  Financial Statements (Unaudited).                                                           3

         Condensed Balance Sheets                                                                    3

         Condensed Statements of Operations                                                          4

         Condensed Statements of Cash Flows                                                          5

         Notes to the Condensed Financial Statements                                                6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.                                                                              8

Item 3. Controls and Procedures.                                                                     10

PART II: OTHER INFORMATION
-------  -----------------

Item 1:  Legal Proceedings                                                                           11

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds                                 11

Item 3:  Defaults upon Senior Securities                                                             11

Item 4:  Submission of Matters to a vote of Securities Holders                                       11

Item 5:  Other Information                                                                           12

Item 6:  Exhibits                                                                                    12

Signature                                                                                            13

PART I:  FINANCIAL INFORMATION
------   ---------------------

ITEM 1.  Financial Statements (Unaudited)
         --------------------

                         ALEC BRADLEY CIGAR CORPORATION
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                                              September 30,      December 31,
                                                                                  2005              2004
                                                                              -------------      ------------
                                                                               (Unaudited)
                                     ASSETS
                                     ------
Current Assets:
     Cash and cash equivalents                                                   $ 53,013           $113,617
     Accounts receivable, net                                                     396,786            134,037
     Inventory                                                                    223,148            170,590
     Prepaid expenses and other current assets                                     49,110            101,328
                                                                                 --------           --------

                             Total Current Assets                                 722,057            519,572

Furniture and equipment, net                                                       12,492             14,888
Intangible assets                                                                   7,412              7,412
                                                                                 --------           --------

Total Assets                                                                     $741,961           $541,872
                                                                                 ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities:
     Accounts payable and accrued expenses                                       $337,169           $105,475
     Note payable - related party                                                  57,974            120,474
     Income taxes payable                                                              --             11,495
     Payroll taxes payable                                                          5,763                 --
                                                                                 --------           --------

                             Total Current Liabilities                            400,906            237,444
                                                                                 --------           --------

Shareholders' Equity:
     Common stock, $0.0001 par value, 30,000,000 shares
       authorized, 4,499,777 shares issued and outstanding                            450                450
     Additional paid-in capital                                                    73,510             73,510
     Retained earnings                                                            267,095            230,468
                                                                                 --------           --------

                           Total Shareholders' Equity                             341,055            304,428
                                                                                 --------           --------

Total Liabilities and Shareholders' Equity                                       $741,961           $541,872
                                                                                 ========           ========






The accompanying notes are an integral part of these financial statements.


                         ALEC BRADLEY CIGAR CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                     2005          2004         2005        2004
                                                 -----------   -----------  ----------- -----------
                                                 (Unaudited)   (Unaudited)  (Unaudited) (Unaudited)
NET SALES                                         $  949,936   $  801,717   $2,041,951   $1,803,414

Cost of goods sold                                   614,322      492,762    1,285,085    1,099,157
                                                  ----------   ----------   ----------   ----------

GROSS PROFIT                                         335,614      308,955      756,866      704,257
                                                  ----------   ----------   ----------   ----------

Operating Expenses
  Selling expenses                                   134,826      142,814      343,593      289,719
  General and administrative Expenses                115,764      112,031      368,930      324,237
                                                  ----------   ----------   ----------   ----------

Total operating expenses                             250,590      254,845      712,523      613,956
                                                  ----------   ----------   ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES              85,024       54,110       44,343       90,301

Provision for income taxes                             7,715       18,163        7,715       24,286
                                                  ----------   ----------   ----------   ----------

Net Income (Loss)                                 $   77,309   $   35,947   $   36,628   $   66,015
                                                  ==========   ==========   ==========   ==========

Earnings per share - basic and diluted            $    0.017   $    0.008   $    0.008   $    0.015
                                                  ==========   ==========   ==========   ==========

Weighted average number of common shares
  outstanding - basic and diluted                  4,499,777    4,499,777    4,499,777    4,499,777
                                                  ==========   ==========   ==========   ==========















The accompanying notes are an integral part of these financial statements.


                         ALEC BRADLEY CIGAR CORPORATION
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                      Nine Months Ended September 30,
                                                                         2005                2004
                                                                      ----------          ----------
                                                                      (Unaudited)         (Unaudited)
Cash Flows From Operating Activities:
     Net Income                                                        $  36,628           $  66,015
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Provision for bad debts                                            1,753                  --
        Depreciation and amortization                                      2,394               4,463
     Changes in current assets and liabilities:
        Accounts receivable                                             (264,502)           (117,674)
        Inventory                                                        (52,558)             13,165
        Prepaid expenses                                                  52,218             (43,679)
        Accounts payable and accrued expenses                            231,694             (88,378)
        Payroll tax deduction payable                                      5,764             (28,618)
        Accrued income taxes payable                                     (11,495)              2,239
                                                                       ---------           ---------

Net Cash Provided by (Used in) Operating Activities                        1,896            (192,467)
                                                                       ---------           ---------

Cash Flows from Investing Activities:
     Purchase of equipment                                                    --              (5,740)
                                                                       ---------           ---------

Net Cash Used in Investing Activities                                         --              (5,740)
                                                                       ---------           ---------

Cash Flows from Financing Activities:
     Proceeds from long term debt financing                                   --             134,974
     Repayment of shareholder loan                                       (62,500)                 --
                                                                       ---------           ---------

Net cash Provided by (Used in) Financing Activities                      (62,500)            134,974
                                                                       ---------           ---------

Net Decrease in Cash and Cash Equivalents                                (60,604)            (63,233)

Cash and Cash Equivalents - Beginning of Period                        $ 113,617           $ 108,361
                                                                       ---------           ---------

Cash and Cash Equivalents - End of Period                              $  53,013           $  45,128
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

Earnings per Common Share - Basic and diluted earnings per common share are based on the weighted average number of shares outstanding of 4,499,777 for the nine months ended September 30, 2005 and 2004, respectively. There are no common stock equivalents or other dilutive items in the aforementioned periods presented.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements - The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Lease - In March 2004, the Company agreed to occupy new office and warehouse facilities under the terms of a three year non-cancelable operating lease agreement. Future minimum payments under this non-cancelable lease are as follows as of September 30, 2005:

                                      Year                        Amount
                                      ----                    -------------
                                      2005                    $       9,000
                                      2006                    $      36,000
                                      2007                    $       9,000
                                                              -------------
                          Total minimum lease payments        $      54,000
                                                              =============

                         Alec Bradley Cigar Corporation
                          Notes to Financial Statements
                                   (Unaudited)


Share Exchange Agreement - On August 25, 2005, the Company entered into a share exchange agreement to acquire Online Vacation Center Holdings, Inc., a Florida corporation. The Company intends to acquire all of the outstanding common stock of Online Vacation Center Holdings through a share exchange with the shareholders of Online Vacation Center Holdings. In consideration for the exchange, the Company will issue the shareholders of Online Vacation Center Holdings 15,000,000 shares of the Company's restricted common stock. The asset purchase agreement provides for the sale of all of the assets of the Company to the chief executive officer and principal shareholder of the Company for a total purchase price of 2,700,000 shares of the Company's common stock owned by the chief executive officer and principal shareholder of the Company.

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

Results of Operations

Nine months ending September 30, 2005 Compared to September 30, 2004

         Revenues

         Revenues for the nine months ended September 30, 2005 were approximately $2,042,000; an increase of $238,600, or 13.2%, from approximately $1,803,400 for the nine-month period ended September 30, 2004. This was attributable to the continuing success of the Company's cigars lines and aggressive marketing by the Company during the first nine months of 2005. The Company's gross profit increased for 2005 as compared to 2004 to $757,000 from $704,000, an increase of $53,000, or 7.5%. The increase in gross profit dollars was directly attributable to the increase in sales volume.

         Selling Expenses

         Selling expenses for the nine-month period ended September 30, 2005 were approximately $344,000, an increase of $54,000, or 18.6%, from approximately $290,000 in the nine months ended September 30, 2004. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. This increase was primarily attributable to the increase in advertising expenses. Selling expenses represented 16.8% of revenues in the nine-month period ended September 30, 2005, compared to 16.1% in nine months ended September 30, 2004.

         General and administrative expenses

         General and administrative expenses for 2005 were approximately $369,000, an increase of $45,000, or 13.8%, from approximately $324,000 in 2004.

General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is principally attributable to increases in professional fees ($18,000), payroll ($9,000), rent ($7,000). General and administrative expenses represented 18.1% of revenues in 2005, compared to 18.0% in 2004.

Three Months ending September 30, 2005 Compared to Three Months ending September 30, 2004

         Revenues

         Revenues for the three months ended September 30, 2005 were approximately $950,000, an increase of $148,000, or 18.4% from approximately $802,000 for the three months ended September 30, 2004. This was attributable to the aggressive advertising and marketing of the Company during the second and third quarters of 2005. Historically, the quarter ending September 30 is the highest sales quarter of the year. The Company's gross profit increased for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 from approximately $309,000 to approximately $336,000, an increase of $27,000, or 8.7%. Gross profit, as a percentage of sales, was 35.3% and 38.5%, respectively for the three-month periods ending September 30, 2005 and 2004. The increase in gross profit dollars was directly attributable to the increase in sales.

         Selling Expenses

         Selling expenses for the three months ended September 30, 2005 were approximately $135,000, a decrease of $7,800, or 5.5%, from approximately $142,800 for the three months ended September 30, 2004. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. Selling expenses represented 14.2% of revenues for the three months ended September 30, 2005, as compared to 17.8% for the three months ended September 30, 2004. The increase was primarily attributable to the increase in sales commissions paid to outside salespersons and increased trade show expenses.

         General and administrative expenses

         General and administrative expenses for the three months ended September 30, 2005 were approximately $116,000, an increase of $4,000, or 3.6%, from approximately $112,000 for the three months ended September 30, 2004. General and administrative expenses primarily include salaries, supplies, and general operating expenses. General and administrative expenses represented 12.2% of revenues for the three months ended September 30, 2005, compared to 13.9% for the three months ended September 30, 2004.

Liquidity and Capital Resources

         As of September 30, 2005, the Company had cash and cash equivalents of $53,013 and accumulated earnings of $267,095. For the nine months ended September 30, 2005, the Company used cash from operations to reduce accounts payable. This was primarily funded from the income from operations, advances from the Company's majority shareholder plus the effect of net of non-cash items (depreciation expense). The Company's cash balance as of September 30, 2005 decreased by $60,604 from $113,617 as of December 31, 2004 to $53,013.

         As of September 30 2005, the Company's accounts receivable was $396,786. The Company expects sales for the remainder of the year to remain strong. As of September 30, 2005, the Company's working capital was approximately $321,000.

         The Company has negotiated with its major suppliers to obtain extended credit terms for new products being developed through these suppliers. The Company has a credit facility provided by the Company's majority stockholder and executive officer in excess of $150,000. The Company believes the credit facility interest rate is lower than standard bank facilities (5.0%). Management believes that the cash generated from the Company's operations and credit terms and credit facility will be adequate to support its short-term cash requirements for capital expenditures and maintenance of working capital.

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

         None.

ITEM 3: Defaults upon Senior Securities

         None.

ITEM 4: Submission of Matters to a vote of Securities Holders

         On August 25, 2005, the Company entered into a share exchange agreement to acquire Online Vacation Center Holdings, Inc., a Florida corporation. The Company intends to acquire all of the outstanding common stock of Online Vacation Center Holdings through a share exchange with the shareholders of Online Vacation Center Holdings. In consideration for the exchange, the Company will issue the shareholders of Online Vacation Center Holdings 15,000,000 shares of the Company's restricted common stock.

         In connection with the acquisition, the Company would sell all of its assets which consist of its cigar importing and distribution operations. These assets would be sold to Alan Rubin, the chief executive officer and principal shareholder of the Company. The asset purchase agreement provides for the sale of all of the assets of the Company to Alan Rubin for a total purchase price of 2,700,000 shares of the Company's common stock owned by Mr. Rubin. In addition, Mr. Rubin would assume all of the liabilities of the Company as of the date of the asset purchase.

         The proposed asset sale requires majority shareholder approval pursuant to Florida law. On August 25, 2005, Alan Rubin and Bruce Ginsberg, owners of a majority of the Company's common stock (an aggregate of 3,395,000 shares), approved the asset sale by written shareholder consent. The Company has filed a preliminary information statement with the Securities and Exchange Commission. In addition to the sale of assets, a majority of the Company's shareholders also approved the following proposals (which are conditions to the share exchange):

         * to amend the Company's articles of incorporation to eliminate preemptive rights provided to its shareholders;
         * to amend the Company's articles of incorporation to change its name to Online Vacation Center Holdings Corp;
         * to amend the Company's articles of incorporation to increase its authorized common stock to 80,000,000 shares; and
         * to adopt a 2005 Management and Director Equity Incentive and Compensation Plan.

ITEM  5: Other Information

         None.

ITEM  6: Exhibits

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


DATED: November 10, 2005