Form 10KSB
period 2005-12-31
ONLINE VACATION CENTER HOLDINGS CORP
filed 2006-03-31
CIK 1058786

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005
                                             -----------------

                         Commission file number 0-32137
                                                -------

                      Online Vacation Center Holdings Corp.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

                    Florida                                 65-0701352
                    -------                                 ----------
      (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

               1801 N.W. 66th Avenue, Suite 102, Plantation 33313
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  954-377-6400
                                  ------------
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes [ ]   No [X]

State issuer's revenues for its most recent fiscal year.  $2,587,244

State the aggregate market value of the voting stock held by non-affiliates (1,529,077 shares) computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days ($1.70 on March 21, 2006). $2,599,430.90.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 21, 2006: 16,806,777 Shares of Common Stock.

Transitional Small Business Disclosure Format (Check One):
Yes [ ]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE



-- None -

                                                       TABLE OF CONTENTS
                                                       -----------------
                                                                                                         Page
                                                                                                         ----
PART I
------

Item 1        Description of Business............................................................          1
Item 2        Description of Property............................................................          3
Item 3        Legal Proceedings..................................................................          3
Item 4        Submissions of Matters to a Vote of Security Holders...............................          3

PART II
-------

Item 5        Market for Common Equity, Related Stockholder Matters
                And Small Business Issuer Purchases of Equity Securities.........................          4
Item 6        Management's Discussion and Analysis or Plan of Operation..........................          4
Item 7        Financial Statements...............................................................         13
Item 8        Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..............................................         14
Item 8A       Controls and Procedures............................................................         14
Item 8B       Other information..................................................................         14

PART III
--------

Item 9        Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act................................         15
Item 10       Executive Compensation.............................................................         17
Item 11       Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters.......................................         19
Item 12       Certain Relationships and Related Transactions.....................................         21
Item 13       Exhibits...........................................................................         21
Item 14       Principal Accounting Fees and Services.............................................         22

                                     PART I

Item 1. Description of Business.

General

         The Company was organized under the laws of the State of Florida on July 15, 1996 under the name Alec Bradley Cigar Corporation. From inception through March 15, 2006, the Company was an importer and distributor of cigars. Since inception, the Company did not have cash flow or borrowing capacity sufficient to pay for the costs and fees of expanding its operations. Moreover, because of illiquidity in its stock, the Company's stock was not sufficiently attractive to serve as currency to fund its growth. As an OTCBB quoted company, the Company was unable to raise capital through equity offerings because it has had no institutional interest in its stock. Having determined that it no longer had a ready means by which to fund future growth central to its business plan, the board of directors has determined that it was in the Company's best interests to dispose of all or substantially all of its cigar operations. The board of directors believed that if a reverse merger was completed, the Company's shareholders would be more likely to realize increased value because its share price may increase as a result of the business and results of the operations of the surviving entity.

Subsequent Event

         Effective March 15, 2006 the following actions were completed by the
Company: (1) the sale of substantially all the assets of the Company by selling its cigar operations pursuant to the terms of an asset purchase agreement between Alec Bradley Cigar Corporation and Alan Rubin and a share exchange agreement with Online Vacation Center Holdings, Inc.; (2) amendment to the Company's articles of incorporation to eliminate preemptive rights provided to its shareholders; (3) amendment to the Company's articles of incorporation to change its name to Online Vacation Center Holdings Corp.; (4) amendment to the Company's articles of incorporation to increase its authorized common stock to 80,000,000 shares; and (5) adoption of the 2005 Management and Director Equity Incentive and Compensation Plan.

         Under a share exchange agreement dated August 25, 2005, effective March 15, 2006, the Company has issued to the Online Vacation Center Holdings, Inc. interest holders an aggregate of 15,000,000 shares of the Company's common stock in exchange for a 100% interest in Online Vacation Center Holdings, Inc. In connection with the share exchange, pursuant to an asset purchase agreement, the Company sold all of its assets (and transferred all of its liabilities) to Alan Rubin for a total purchase price of 2,700,000 shares of the Company's common stock. The 2,700,000 shares were returned to the Company and have been cancelled. Mr. Rubin was the principal shareholder and sole executive officer and director of the Company. The closing of the asset purchase agreement was a condition of the share exchange with Online Vacation Center Holdings, Inc. Immediately following the effectiveness of the share exchange there were 16,799,777 shares of the Company's common stock outstanding.

         For accounting purposes the consummation of these actions resulted in a reverse merger and Online Vacation Center Holdings, Inc. is the accounting survivor and surviving business entity; however, the Company is the surviving legal entity. Online Vacation Center Holdings, Inc. is an internet-based vacation seller focused on serving the affluent retiree market. A description of Online Vacation Center Holdings, Inc. is contained within the Company's Form 8-K/A current report filed with the SEC on March 21, 2006.

Description of Fiscal Year 2005 Operations

         The Company was a cigar importer and distributor. The Company imported and distributed several cigar lines. The Company primarily sold to two types of customers: (1) distributors, including wine and liquor wholesalers; and (2) retailers, which includes tobacco shops, convenience stores, bars, restaurants and country clubs.

Purchasing and Distribution

         The Company purchased and imported the majority of its cigars from cigar manufacturing plants in Honduras, Nicaragua and the Dominican Republic. Occidental Cigar Corporation, the Company's supplier from the Dominican Republic, is a leading manufacturer of premium cigars. They produce the Company's Occidental Reserve, Special Blends and Havana Sun Grown cigar lines. Located in Santiago, Dominican Republic, Occidental Cigar Corporation occupies a 20,000 square foot building and produces 15,000,000 cigars annually. Tabacalera Endemano, located in Danli, Honduras, was the Company's supplier of the Company's Spirit of Cuba cigars. Latin Cigars de Honduras, located in Danli, Honduras was the Company's supplier of the Trilogy, Ovation Maduro and Cameroon lines. The Company did not have any agreements with cigar manufacturers. Purchases were made on a per order basis. The Company paid all shipping costs.

Customers

         In 2005 the Company's customer base was approximately 1,000 customers. In 2005, the Company's 3 largest customers accounted for an aggregate of approximately 15% of total sales. None accounted for more than 10% of total sales.

Competition

         The Company experienced intense competition with respect to its cigar distribution. The cigar distribution industry is highly competitive. The Company believes that as a distributor of premium cigars, it competed with a smaller number of domestic and foreign companies that specialized in premium cigars, and certain larger companies that maintain premium cigar lines, including Altadis and Swedish Match.

Government Regulation

         The Company as an importer of cigars was required to have an importer permit from the Department of the Treasury, Bureau of Alcohol, Tobacco and Firearms. The Company applied for and was granted Permit Number FL-TI-127.

Research and Development

         The Company was not involved in any research and development projects over the past two years.

Employees

         At December 31, 2005, the Company employed five individuals and had nine independent sales representatives. Of its employees, two were engaged in sales and marketing; two in executive and administrative roles; and the remaining employee is engaged in shipping and receiving. None of the Company's employees were covered by any labor union.

Trademarks

         The Company trademarked the name Bogey's Stogies. The Company applied for other trademarks for the cigars it distributes including Occidental Reserve, Trilogy, Spirit of Cuba, Special Blends, Double Broadleaf, Pryme, and Havana Sun Grown, but these applications are pending.

Item 2. Description of Property.

         During the second fiscal quarter 2004 the Company entered into a lease agreement for office and warehouse facilities. Payments under the lease agreement for 2005 were a total of $36,000.

Item 3. Legal Proceedings.

         The Company was not a party to any legal proceeding during 2005.

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

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Common Equity

         The Company's Common Stock was quoted on the OTC Bulletin Board under the symbol ABDC until March 16, 2006. Subsequent to the period covered by this report and pursuant to the share exchange agreement discussed under "Subsequent Event", the Company changed its name to Online Vacation Center Holdings Corp. and its quotation symbol changed to ONVC. Historically the stock is thinly traded and transactions in the stock are sporadic and infrequent. The following table sets forth the high and low bid quotations for the Company's common stock for the periods indicated. These quotations, as reported by the NASD, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

                  Period                                 High             Low
                  ------                                ------           -----

         Three Months Ended March 31, 2004              $0.18            $0.04
         Three Months Ended June 30, 2004               $0.20            $0.10
         Three Months Ended September 30, 2004          $0.20            $0.05
         Three Months Ended December 31, 2004           $0.25            $0.10
         Three Months Ended March 31, 2005              $0.35            $0.06
         Three Months Ended June 30, 2005               $0.20            $0.15
         Three Months Ended September 30, 2005          $0.73            $0.13
         Three Months Ended December 31, 2005           $1.01            $0.45

         As of January 30, 2006, there were approximately 30 holders of record of the Company's common stock. Additionally, the Company estimates that there are approximately 100 holders of its common stock, either of record or through a broker, bank or other nominee.

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

Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

         None.

Item 6. Management's Discussion and Analysis or Plan of Operation

Introduction

         The following discussion is based upon, and should be read in conjunction with, the audited consolidated financial statements of the Company as of and for the years ended December 31, 2005 and 2004, together with the notes to the financial statements. The information contained herein pertains to the Company's operations prior to its reverse merger and does not relate to its current operations. Audited financial information for Online Vacation Center Holdings, Inc.'s fiscal year ended December 31, 2005 and related management's discussion and analysis is contained under the Company's Form 8-K/A Current Report filed with the SEC on March 21, 2006.

Results of Operations

Year ended December 31, 2005 as compared to year ended December 31, 2004

         Revenues

         Revenues for 2005 were $2,587,244, an increase of $194,386 or 8.1% from $2,392,858 for 2004. The Company introduced the Medalist line in 2005, which combined with the continued success of its Pryme and Spirit of Cuba lines introduced in 2004, accounted for the increased sales of the Company. While gross volume remained relatively flat, the Company had an increase in sales of the number of units resulting from the sale of lower cost cigars. The Company's gross profit was $950,200, an increase of $8,300, or less than 1%, from $941,900 in 2004.

         Selling Expenses

         Selling expenses for 2005 were $421,629, an increase of $19,034, or 4.7%, from $402,595 in 2004. Selling expenses include all compensation and related benefits for the sales personnel and advertising and promotional costs. The increase in selling expenses was primarily attributable to the increase in advertising costs of approximately $38,000 in 2005 as compared to 2004. Selling expenses represented 16.2% of revenues in 2005, compared to 16.9% in 2004.

         General and administrative expenses

         General and administrative expenses for 2005 were $504,508, an increase of $63,192, or 14.3%, from $441,316 in 2004. General and administrative expenses primarily include salaries, supplies, and general operating expenses. The increase in general and administrative expenses is attributable to the increases in rent and occupancy costs of approximately $11,000, professional fees of approximately $10,000, local travel of approximately $10,000 and payroll and related taxes of approximately $11,000. General and administrative expenses represented 19.5% of revenues in 2005, compared to 18.4% in 2004.

Liquidity and Capital Resources

         During 2005, cash provided by operations was $63,111 and primarily resulted from increases in accounts payable of $156,124, a reduction in prepaid expenses of $56,409, net income of 18,847, plus the effect of non-cash items (depreciation expense) of $4,196. This was partially offset by increases in accounts receivable of $62,250 and inventory of $107,635. The Company's cash balance as of December 31, 2005 decreased by $21,889 from December 31, 2004 to $91,728.

         The Company's working capital was approximately $305,200 at December 31, 2005, compared to approximately $282,200 at December 31, 2004. The increase in working capital was primarily attributable to the Company's net income from 2005 of approximately $18,800.

         The Company has negotiated with major suppliers extended credit terms for new products being developed through these suppliers. The Company received an unsecured term loan from Alan Rubin, its sole officer and director in the amount of $150,474. This loan is repaid in monthly installments of principal and interest. The balance of the loan was $35,474 as of December 31, 2005.

         At December 31, 2005, management of the Company believed that the cash generated from the Company's operations and the existing credit terms would be adequate to support its short-term cash requirements for capital expenditures and maintenance of working capital.

         Subsequent to the period covered by this report and effective March 15, 2006 the following actions were completed by the Company:

         * the sale of substantially all the assets of the Company by selling its cigar operations pursuant to the terms of an asset purchase agreement between Alec Bradley Cigar Corporation and Alan Rubin in connection with the acquisition of Online Vacation Center Holdings, Inc.;
         * amendment to the Company's articles of incorporation to eliminate preemptive rights provided to its shareholders;
         * amendment to the Company's articles of incorporation to change its name to Online Vacation Center Holdings Corp.;
         * amendment to the Company's articles of incorporation to increase its authorized common stock to 80,000,000 shares; and
         * adoption of the 2005 Management and Director Equity Incentive and Compensation Plan.

         For accounting purposes the consummation of these actions resulted in a "reverse merger" and Online Vacation Center Holdings, Inc. is the surviving business entity, but the Company is the surviving legal entity. Online Vacation Center Holdings, Inc. is an internet-based vacation seller, focused primarily on selling cruises to its customers through its toll-free number and website. Online Vacation Center Holdings, Inc. operates a reservation center in Plantation, Florida. Online Vacation Center Holdings, Inc. acts as a broker for travel arrangements; it has no costs and/or risks associated with unsold travel packages. Online Vacation Center Holdings, Inc. generates revenues from: commissions on cruises; commissions on other travel related products; commissions on travel insurance; and marketing performed for travel suppliers.

         Online Vacation Center Holdings, Inc. currently markets its services by: telemarketing to its existing customer base; direct mailing to its existing customer base as well as targeted prospects; and email blasting to its opt-in subscription base.

         Online Vacation Center Holdings, Inc.'s operating expenses include primarily those items necessary to advertise its services, maintain and staff its travel reservation and fulfillment center including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery, general and administrative expenses including rent and computer maintenance fees; and interest, fees and expenses associated with financing activities. Online Vacation Center Holdings, Inc. expects to continue to incur additional operating and selling expenses now that it is a SEC reporting company and moves forward with its growth strategy.

Accounting Policies

         Basis of Accounting: The financial statements are prepared using the accrual basis of accounting where revenues are recognized upon shipment of merchandise to customers and expenses are recognized in the period in which they are incurred. This basis of accounting conforms to accounting principles generally accepted in the United States of America.

         Inventories: Inventories consists primarily of cigars, humidors, displays, boxes and labels and is stated at the lower of cost or market value using the first in, first out (FIFO) method of accounting.

         Furniture and Equipment: Furniture and equipment are recorded at cost, net of accumulated depreciation. Depreciation expense is computed using the straight-line method of accounting over the estimated useful lives of the assets ranging from five to seven years.

         Impairment of Long Lived Assets and Long Lived Assets to be Disposed
Of: In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Practice Bulletin ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion).

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

         Intangible Assets: The Company accounts for intangible assets in accordance with SFAS 142. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized.

         Intangible assets consists primarily of trademarks, whereby the Company incurred registration and legal fees of approximately $15,000 to license the trademark.

         Income Taxes: The Company uses the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income taxes are measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

         Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements, which may apply, to the Company.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued the SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. On April 14, 2005, the SEC amended the compliance dates for SFAS 123(R), which extended the Company's required adoption dated of SFAS 123(R) to its fiscal third quarter in its fiscal year ended June 30, 2006. The Company is evaluating the requirements of SFAS 123(R) and expects that's its adoption will not have a material impact on its financial position or results of operations and earnings per share.

         Also in December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets" ("SFAS No. 153"), which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 will have no impact on the Company's results of operations or its financial position.

         In June 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS No 154"), which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 54 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made a fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The adoption of SFAS No. 154 will not have a material effect on results of operations or the Company's financial position.

Off Balance Sheet Arrangements

         None.

Risk Factors

         The following risk factors pertain to the Company's operations following the reverse merger. As previously disclosed, effective March 15, 2006, Online Vacation Center Holdings, Inc. became the accounting survivor of the Company and surviving business entity. Effective March 15, 2006, the Company is the surviving legal entity and Online Vacation Center Holdings, Inc. is a wholly owned subsidiary of the Company.

The Company's growth strategy is based on a merger and acquisition strategy and
-------------------------------------------------------------------------------
there can be no assurance that the Company will be able to identify, acquire or
-------------------------------------------------------------------------------
profitably manage additional businesses or successfully integrate acquired
--------------------------------------------------------------------------
businesses into the Company without substantial costs, delays or other
----------------------------------------------------------------------
operational or financial problems.
----------------------------------

         The Company intends to increase its revenues, expand the markets it serves and increase its services through the acquisition or merger of additional operating companies. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Increased competition for acquisition or merger candidates may develop, in which event there may be fewer acquisition and merger opportunities available to the Company, as well as higher acquisition or merger prices. Further, acquisitions and mergers involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. Customer dissatisfaction or performance problems at a single acquired company could also have an adverse effect on the reputation of the Company The Company may also seek international acquisitions that may be subject to additional risks associated with doing business in foreign countries. In addition, there can be no assurance that businesses acquired will achieve anticipated revenues and earnings.

Since the Company may finance future acquisitions and mergers in part by using
------------------------------------------------------------------------------
shares of common stock for the consideration to be paid, if in the event that
-----------------------------------------------------------------------------
the common stock does not maintain a sufficient market value, or potential
--------------------------------------------------------------------------
acquisition and merger candidates are otherwise unwilling to accept common stock
--------------------------------------------------------------------------------
as the consideration for the sale of their businesses, the Company may be
-------------------------------------------------------------------------
required to issue additional shares of stock or utilize more of its cash
------------------------------------------------------------------------
resources, if available, in order to maintain its acquisition program.
----------------------------------------------------------------------

         The Company may finance future acquisitions by using shares of common stock for the consideration to be paid. In the event that the common stock does not maintain a sufficient market value, or potential acquisition and merger candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to maintain its expansion program. If the Company has insufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. There can be no assurance that other financing will be available on terms the Company deems acceptable or if at all. If the Company is unable to obtain financing sufficient for all of its desired acquisitions and mergers, it may be unable to fully carry out its expansion strategy. If funding is insufficient, the Company may be required to delay, reduce the scope of, or eliminate some or all of its expansion programs.

         The Company's common stock has not historically been sufficient to serve as currency because its common stock has historically traded at less than $1.00 per share with limited liquidity. The Company believes that the new business and potential growth for the surviving business operations will generate greater investor interest and increased liquidity in the publicly trading stock, making it more attractive to serve as currency for the surviving company. The Company believes that national online travel services will generate significantly more investor interest than a regional cigar distribution company. However, if the stock trades at historical levels with limited liquidity, the Company may be unable to make future acquisitions or may be required to change its acquisition strategy.

The Company is dependent upon travel providers for access to their inventory and
--------------------------------------------------------------------------------
the loss of a contract, changes in the Company's pricing agreements or
----------------------------------------------------------------------
commission schedules or more restricted access to travel providers' inventory
-----------------------------------------------------------------------------
could materially decrease the Company's margins and have a negative effect on
-----------------------------------------------------------------------------
the Company's business, financial condition and results of operations.
----------------------------------------------------------------------

         The Company is dependent upon travel providers for access to their inventory. Other distributors may have similar arrangements with travel providers, some of which may provide better availability or more competitive pricing than that offered by the Company. The Company anticipates that a significant portion of its revenues will continue to be derived from the sale of inventory for relatively few travel providers. The Company's agreements with its travel providers can generally be canceled or modified by the travel provider upon relatively short notice. The loss of a contract, changes in the Company's pricing agreements or commission schedules or more restricted access to travel providers' inventory could have a material adverse effect on the Company's business, financial condition and results of operations.

There can be no assurance that the Company will be able to successfully
-----------------------------------------------------------------------
integrate the operations of future acquisitions and mergers or institute the
----------------------------------------------------------------------------
necessary company-wide systems and procedures to successfully manage the
------------------------------------------------------------------------
combined enterprise on a profitable basis.
------------------------------------------

         The Company will rely on the existing reporting systems of future acquisitions and mergers for financial reporting. There can be no assurance that the management group will be able to continue to effectively manage the combined entity or effectively implement and carry out the Company's internal growth strategy and expansion program. The inability of the Company to successfully integrate future acquisitions and mergers would have a material adverse effect on the Company's business, financial condition and results of operations, and would make it unlikely that the Company's expansion program will continue to be successful. Further, there can be no assurance that the Company's strategy to become the leading specialized distributor of leisure travel services will be successful, or that the travelers or travel providers will accept the Company as a distributor of a variety of specialized travel services.

The Company's business is currently dependent upon a number of different
------------------------------------------------------------------------
information and telecommunication technologies and any failure of this
----------------------------------------------------------------------
technology would decrease the Company's revenues.
-------------------------------------------------

         The Company's business is currently dependent upon a number of different information and telecommunication technologies to facilitate its access to information and manage a high volume of inbound and outbound calls. Any failure of this technology would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company is dependent upon certain third party vendors, for access to certain information. Any failure of these systems or restricted access by the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

There can be no assurance that the Company's systems, procedures and controls
-----------------------------------------------------------------------------
will be adequate to support the Company's operations as it expands which could
------------------------------------------------------------------------------
significantly increase the Company's expenses and delay or prevent growth.
--------------------------------------------------------------------------

         The Company expects to continue to grow internally and through acquisitions and mergers. The Company expects to spend significant time and effort expanding existing businesses and identifying, completing and integrating acquisitions and mergers. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's operations as they expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified or retained by the Company. To the extent that the Company is unable to manage its growth efficiently and effectively, or is unable to attract and retain qualified management, the Company's business, financial condition and results of operations could be materially adversely affected. While Online Vacation Center Holdings, Inc. has experienced revenue and earnings growth over the past few years, there can be no assurance that the Company will continue to experience internal growth comparable to these levels, if at all. Factors affecting the ability of the Company to continue to experience internal growth include, but are not limited to, the ability to expand the travel services offered, the continued relationships with certain travel providers and travel agents, the ability to recruit and retain qualified sales personnel and the ability to cross-sell services within the Company.

The Company's revenues and earnings are especially sensitive to global events
-----------------------------------------------------------------------------
that are out of its control.
----------------------------

         The Company's results of operations are dependent upon factors generally affecting the travel industry. The Company's revenues and earnings are especially sensitive to events that affect domestic and international air travel and vacation. A number of factors could result in an overall decline in demand for travel, including political instability, armed hostilities, international terrorism, extreme weather conditions, a rise in fuel prices, a decline in the value of the U.S. dollar, labor disturbances, excessive inflation, a general weakening in economic activity and reduced employment in the U.S. These types of events could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's financial results will be materially impacted by income taxes in
------------------------------------------------------------------------------
the future.
-----------

         Online Vacation Center Holdings, Inc. has significant deferred tax assets, resulting from domestic net operating loss carryforwards ("NOLs"). SFAS No. 109, "Accounting for Income Taxes," requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." At December 31, 2002, Online Center Vacation Holdings, Inc. recorded a valuation allowance for 80% of the gross deferred tax asset. Online Center Vacation Holdings, Inc. decreased the valuation allowance in 2003, 2004, and the first quarter of 2005. At June 30, 2005, Online Vacation Center Holdings, Inc. management concluded that it was no longer more likely than not that a portion of the deferred tax asset would not be realized and consequently, Online Vacation Center Holdings, Inc. removed the valuation allowance. Accordingly, Online Vacation Center Holdings, Inc. recorded a net non-cash tax benefit in the quarter ended June 30, 2005 of $644,000, resulting primarily from the effect of a $1 million reversal of the valuation allowance on its deferred tax assets, partly offset by a $363,000 non-cash U.S. income tax provision. In reporting periods subsequent to the reversal of the valuation allowance, the Company's reported financial results will include a substantially non-cash provision for income taxes based upon the full prevailing blended federal and state tax rates. As a result, the Company's future reported net income and earnings per share will be materially negatively impacted.

The domestic and international leisure travel industry is seasonal and subject
------------------------------------------------------------------------------
to quarterly fluctuations caused primarily by the seasonal variations in the
----------------------------------------------------------------------------
travel industry, which could have a negative effect on the Company's quarterly
------------------------------------------------------------------------------
results of operations.
---------------------

         The domestic and international leisure travel industry is seasonal. The results of Online Vacation Center Holdings, Inc.'s have been subject to quarterly fluctuations caused primarily by the seasonal variations in the travel industry. Net revenues and net income are generally higher in the second and fourth quarters. The Company expects seasonality to continue in the future. The Company's quarterly results of operations may also be subject to fluctuations as a result of the timing and cost of acquisitions and mergers, changes in the mix of services offered by the Company as a result of acquisitions and mergers, internal growth rates, fare wars by travel providers, changes in relationships with certain travel providers, the timing of the payment of overrides by travel providers, extreme weather conditions or other factors affecting travel. Unexpected variations in quarterly results could also adversely affect the price of the common stock, which in turn could limit the ability of the Company to expand.

The travel service industry is extremely competitive and has low barriers to
----------------------------------------------------------------------------
entry.
------

         The travel service industry is extremely competitive and has low barriers to entry. The Company competes with other distributors of travel services, travel providers, travel agents, tour operators and central reservation service providers, some of which have greater experience, brand name recognition and/or financial resources than the Company. The Company's travel providers may decide to compete more directly with the Company and restrict the availability and/or preferential pricing of their capacity. In addition, other distributors may have relationships with certain travel providers providing better availability or more competitive pricing than that offered by the Company. Furthermore, some travel agents have a strong presence in their geographic area, which may make it difficult for the Company to attract customers in those areas.

The Company's operations are dependent on the efforts and relationships of
--------------------------------------------------------------------------
Edward Rudner and will be dependent on the efforts and relationships of the
---------------------------------------------------------------------------
principals of future acquisitions and mergers. If Mr. Rudner or any of these
----------------------------------------------------------------------------
principals become unable to continue in their role with the Company, the
------------------------------------------------------------------------
Company's business could be adversely affected.
-----------------------------------------------

         The Company's operations are dependent on the efforts and relationships of Edward Rudner. Furthermore, the Company will likely be dependent on the senior management of any businesses acquired in the future. If any of these individuals become unable to continue in their role the Company's business or prospects could be adversely affected. Although the Company has entered into an employment agreement with Mr. Rudner, there can be no assurance that he will continue in his present capacity for any particular period of time.

Subsequent to the acquisition of Online Vacation Center Holdings, Inc. Edward
-----------------------------------------------------------------------------
Rudner has the ability to control the Company's business and corporate affairs.
-------------------------------------------------------------------------------

         Edward Rudner and his affiliates beneficially own shares of common stock representing approximately 61% of the total voting power of the common stock of the Company. Mr. Rudner will be able to exercise control over the Company's affairs and be able to elect the entire board of directors and to control the disposition of any matter submitted to a vote of stockholders.

Item 7. Financial Statements.

         The information required by Item 310(a) of Regulation S-B is included herein elsewhere in this report.

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

Item 8B. Other Information

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The directors and executive officers of the Company during the period covered by this report were as follows:

    Name                 Age          Positions Held
    ----                 ---          --------------

Alan V. Rubin            44           Director, Chief Executive Officer,
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

         Subsequent to the period covered by this report, on March 15, 2006, as a result of the asset sale and share exchange, a change in control in the Company occurred. Alan Rubin resigned as chief executive officer, chief financial officer and director of the Company upon the effectiveness of the share exchange. The new board of directors of the Company consists of Edward B. Rudner, Richard Anthony McKinnon, Brian P. Froelich and Frank Bracken. These directors will serve as directors of the Company until the next annual meeting of shareholders and until their respective successors are elected and qualified. The new board of directors has appointed new officers of the Company. Biographical information concerning the new directors and officers is set forth below:

         Name                         Age     Position
         ----                         ---     --------

         Richard Anthony McKinnon     65      Chairman of the Board of Directors
         Edward B. Rudner             55      Director, Chief Executive Officer,
                                                Chief Financial Officer
         Brian P. Froelich            59      Director
         Frank Bracken                65      Director

         Richard Anthony (Tony) McKinnon. Mr. McKinnon commenced serving as chairman of the board of directors of the Company on the effective date of the share exchange. With a background at senior levels in marketing and executive management, Mr. McKinnon has accumulated over thirty years of experience in the travel industry. His experiences include executive responsibilities at American Airlines, Pan American World Airways, Delta Air Lines, Wyndham Resort Hotels, USAir, American Hawaii Cruises and The Delta Queen Steamboat Company. Most recently, McKinnon successfully developed Vacation.com, which is currently a network of approximately 6,000 travel agencies across North America. With the sale of Vacation.com to Amadeus, a leading global distribution system and technology provider serving the marketing, sales and distribution needs of the world's travel and tourism industries, Mr. McKinnon served as CEO of Amadeus' North American Operations from 2000 through 2004. From February 2005 through

October 2005, he served as a senior adviser to the Seabury Group, a consulting firm. Mr. McKinnon currently provides consulting services to travel industry companies. He also currently serves as a director for the Baptist Foundation of Texas, Tauck, Inc. and Ocean Air Holdings, Inc. Mr. McKinnon holds a BS from the United States Military Academy and a JD from Emory University School of Law.

         Edward B. Rudner. Mr. Rudner commenced serving as director, Chief Executive Officer and Chief Financial Officer of the Company on the effective date of the share exchange. Mr. Rudner has served as an executive officer and director of Online Vacation Center Holdings, Inc. since its inception in October 2000 and commenced serving on the board of directors of the Company on the effective date of the share exchange. Prior to founding Online Vacation Center Holdings, Inc., Mr. Rudner served as chief financial officer and then chief operating officer of Alamo Rent A Car. During his tenure Alamo Rent A Car expanded from a Florida company with 400 cars to a national car rental company with over 50,000 cars. In 1984, Mr. Rudner became President and CEO of Certified Tours, which grew from selling 10,000 vacation packages a year to over 250,000. In 1989, Mr. Rudner became Chairman and CEO of Renaissance Cruises, which expanded ship assets from $60 million to over $1 billion and increased revenues from $20 million to over $300 million by 1999. Following his departure, on September 25, 2001, Renaissance Cruises filed for bankruptcy under Chapter 11 in the United States Bankruptcy Court, Southern District of Florida. Renaissance Cruises ceased operations and its assets were placed in a liquidating trust. Mr. Rudner holds a BA in history, cum laude from the University of Massachusetts.

         Brian P. Froelich. Mr. Froelich commenced serving on the board of directors of the Company on the effective date of the share exchange. After four years in public accounting with Arthur Anderson and Coopers and Lybrand and five years at US Life, he founded BPF Travel in 1979. In 1984 he sold BPF Travel to American Express. With BPF Travel's acquisition by American Express, he became part of the senior executive team of American Express. During his tenure at American Express, he was general manager of the domestic Travel Management Services business. As a result of his performance he was named to the American Express Hall of Fame. From 1999 through 2001 he served as Senior Vice President, Consumer Travel, American Express. From 2001 through 2002 he served as president and CEO of Allied Tours, a subsidiary of Global Vacation Group, Inc. (NYSE: GVG) where he affected the turnaround of Allied Tours and sold it to a large European travel company. Since 2003 he has served as president and CEO of Fenevations, LLC, a U.S.-based manufacturer of custom windows and doors. Mr. Froelich holds a BS in Finance from Boston College, an MBA from Rutgers University, and a JD from Seton Hall Law School.

         Frank Bracken. Following the effectiveness of the share exchange the board of directors of the Company appointed Frank Bracken to serve as a director of the Company. Mr. Bracken retired from Haggar Clothing Co. in 2005. He had served as President and Chief Operating Officer of Haggar Clothing Co. since July 20, 1994, becoming the first non-Haggar family member in the company's 75-year history to assume that responsibility. Mr. Bracken served his entire 42-year professional career at Haggar, joining the company as a management trainee in 1963. In 1971, he was named Regional Sales Manager, in 1976 he was named Vice President/National Sales Manager, and then earned the title of Senior Vice President of Sales and Merchandising in 1984. In 1988, all marketing functions were added to that responsibility and he was named Senior Vice President of Marketing. In 1991, he added the responsibilities of Domestic and International Manufacturing, Private Label Products and the Horizon Group, Haggar's division for mass market retailers and was named Executive Vice President. In 1994, he assumed the position of President and COO. Mr. Bracken sits on the Chancellor's Advisory Committee at the University of North Texas
(UNT), served with the UNT's 2001 Capital Campaign, serves on the College of Business Advisory Board, and has served on UNT's Alumni Board. He was honored as Distinguished UNT Alumnus in 1995. He is Fund Development Chair on the National Board for Big Brothers Big Sisters of America and serves as Board Development Chair for Big Brothers Big Sisters of North Texas. Mr. Bracken serves on numerous other industry and charitable boards.

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

         Committees

         Through the period covered by this report, the Company has not established a compensation or audit committee. The board of directors, solely consisting of Alan Rubin, reviews the professional services provided by the Company's independent auditors, the independence of the Company's auditors from its management, the Company's annual financial statements and its system of internal accounting controls. Alan Rubin does not qualify as a "financial expert" as defined under Item 401 of Regulation S-B.

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

Item 10. Executive Compensation

Executive Compensation

         Commencing January 2001, Mr. Rubin has been paid a weekly salary of $2,000 as economic conditions permit the Company to do so. When the payment of his salary was not feasible, no accrual will be made on the Company's financial records, rather the expense will be accrued as a capital contribution.

         The following table sets forth compensation awarded to, earned by or paid to our chief executive officer and chief financial officer for the past 3 years. Pursuant to the share exchange, on March 15, 2006, Mr. Rubin resigned as chief executive officer and chief financial officer of the Company. Edward B. Rudner commenced serving as chief executive officer and chief financial officer of the Company on March 15, 2006. Terms of Mr. Rudner's employment are disclosed below.

                           Summary Compensation Table
                           --------------------------
                                                                 Other Annual
Name                Year         Salary($)      Bonus($)         Compensation
----                ----         ---------      --------         ------------

Alan Rubin          2005         $ 104,000      $    -0-           $ 15,912(2)
                    2004         $ 104,000      $  2,000           $ 15,912(2)
                    2003         $ 104,000      $ 10,000           $ 12,300(1)

(1) Mr. Rubin received approximately $525 per month for automobile lease expenses and approximately $500 per month for automobile expense reimbursement. In addition, the Company has paid Mr. Rubin's health insurance.
(2) Mr. Rubin received approximately $826 per month for automobile lease expenses and approximately $500 per month for automobile expense reimbursement. In addition, the Company has paid Mr. Rubin's health insurance.

Stock Options and SARs

         Since inception and through the period covered by this report the Company did not grant any stock options, restricted stock awards or stock appreciation rights or made any long-term incentive plan payments.

         Edward B. Rudner Employment Agreement

         On March 16, 2006, the Company entered into an executive employment agreement with Mr. Rudner. In consideration for serving as president and chief executive officer, the Company will pay Mr. Rudner an initial annual base salary of $300,000, payable bi-weekly. The base salary is subject to annual automatic incremental increases of the greater of the percentage increase in the consumer price index or 6% of the previous year's base salary. In addition, the Company issued Mr. Rudner incentive stock options to purchase 300,000 shares of common stock and nonqualified stock options to purchase 200,000 shares of common stock, which are exercisable at $1.27 per share. All of the nonqualified stock options and incentive stock options to purchase 100,000 shares vested immediately. Incentive stock options to purchase 100,000 shares of common stock vest on March 15, 2007 and the remaining 100,000 incentive stock options vest on March 15, 2008. All of the options were issued under the 2005 Management and Director Equity Incentive and Compensation Plan. Mr. Rudner also received options in connection with his service as a director of the Company. Mr. Rudner is also entitled to a performance-based bonus and to participate in all Company benefit programs. Mr. Rudner is entitled to five weeks paid vacation per year, reimbursement of all reasonable out-of-pocket business expenses, a monthly automobile allowance of $1,500, automobile insurance coverage and reimbursement for memberships in social, charitable or religious organizations or clubs for up to $30,000 per year. In the event of Mr. Rudner's death or disability during the term of the agreement, Mr. Rudner or his beneficiaries are entitled to all compensation and benefits under his employment agreement for a period of one year following the date of his death or disability. In the event that Mr. Rudner is terminated "for cause", he will be entitled to receive his salary and earned but unpaid bonuses due up to the date of termination. "Cause" is defined as committing or participating in an injurious act of fraud or embezzlement against the company; engaging in a criminal enterprise involving moral turpitude; conviction of an act constituting a felony of a crime of violence, fraud or dishonesty; or any attempt by Mr. Rudner to assign the employment agreement. In the event that Mr. Rudner is terminated for any other reason other than for cause, death or disability, he will receive all compensation and benefits under his employment agreement for a period of three years following the date of termination. He shall also be entitled to receive a bonus equal to the amount received for the prior year or if no prior bonus was received, an amount equal to $150,000, as well as all earned but unpaid bonuses from previous years. The employment agreement also includes a one-year covenant not to compete and non-disclosure provision. The agreement has a perpetual term of three years.

         As of the effective date of the share exchange, Online Vacation Center Holdings, Inc. had an obligation under the terms of Edward Rudner's employment agreement with Online Vacation Center Holdings, Inc. for compensation and benefits in the amount of $579,990. The obligation has been assumed by the Company.

         The description of Mr. Rudner's employment agreement does not purport to be complete and is qualified in its entirety by reference to the exhibits to the Company's Form 8-K/A current report filed on March 21, 2006.

         Other Compensation to New Directors

         Individuals who serve as directors of the Company following the share exchange receive options to purchase shares of common stock of the Company in consideration for serving on the board of directors. Messrs. Rudner and Bracken each received options to purchase 200,000 shares of the Company's common stock exercisable at $1.27 per share. Mr. Froelich received options to purchase 300,000 shares of the Company's common stock exercisable at $1.27 per share. Mr. McKinnon received options to purchase 600,000 shares of common stock in consideration for Mr. McKinnon serving as chairman of the board of directors of the Company. These options are also exercisable at $1.27 per share. All of these options vest after two years from the date of issuance. The options were issued under the 2005 Management and Director Equity Incentive and Compensation Plan.

         In addition, following the effective date of the share exchange, all directors of the Company receive an annual fee of $25,000 for serving on the board of directors. The chairman of the board of directors shall receive an additional annual fee of $50,000.

         Effective October 2005, Online Vacation Center Holdings, Inc. engaged Mr. McKinnon to provide consulting services for Online Vacation Center Holdings, Inc. In consideration for such services Mr. McKinnon receives a monthly fee of $10,000. Mr. McKinnon will continue to serve as a consultant to the Company following the effectiveness of the share exchange at the same fee rate. The term of the arrangement is on a month-to-month basis.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         As of March 21, 2006, there were 16,806,777 shares of the Company's Common Stock issued and outstanding. The following table sets forth information with respect to the beneficial ownership of each class of voting securities of the Company by: (1) each person known by the Company to be the owner of more than 5% of the outstanding shares of any class of voting securities; (2) each officer and director; and (3) all officers and directors as a group. Shares of common stock subject to options currently exercisable within 60 days of the date hereof are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

                                                 Beneficial Ownership
                                                 --------------------
Name and Address                         Shares                    % of Shares
----------------                         ------                    -----------

Alan Rubin(1)                             195,000                       1.2%
Edward B. Rudner                       10,384,860 (2)                  60.7%
Richard Anthony McKinnon                  100,000 (3)                    *
Brian P. Froelich                          20,000 (4)                    *
Frank Bracken                                  -0-(8)                    *
Reginald Flosse(5)                      3,060,050                      18.2%
Pacific Tour Services, Inc.(6)          1,375,310                       8.2%
William A. Cataldo(7)                   2,040,290                      12.1%
Deanna Rudner(9)                        1,680,000                       9.9%
Directors and officers following
  share exchange and asset sale
  as a group (4 persons)               10,504,860 (2)(3)(4)(8)         60.8%

(1)    Address is 3400 S.W. 26th Terrace, Suite A-1, Dania, Florida  33312.
(2) Includes shares issued pursuant to the share exchange. Includes an aggregate of 1,680,000 shares held in trust for the benefit of Mr. Rudner's children and 1,680,000 shares held by Mr. Rudner's wife. Also includes 80,000 shares that Mr. Rudner purchased privately from Bruce Ginsberg at $.90 per share; 30,000 shares that Mr. Rudner purchased privately from a third party shareholder at $.20 per share; and 75,000 shares of common stock that Mr. Rudner purchased privately from Pacific Tour Services for $2.00 per share. Also includes 300,000 shares of common stock underlying options exercisable at $1.27 per share. Excludes 800 shares of common stock issuable subject to a restricted stock grant. Excludes 100,000 shares of common stock underlying options, which vest on March 15, 2007, and 300,000 shares of common stock underlying options that vest on March 15, 2008.
(3) Excludes 600,000 shares of common stock underlying options exercisable at $1.27 per share, which vest on March 15, 2008.
(4) Excludes 300,000 shares of common stock underlying options exercisable at $1.27 per share, which vest on March 15, 2008.
(5)    Address is B.P. 21426, Papeete, Tahiti.
(6) Voting control held by William A. Cataldo. Address is Suite 912, Executive Center, 1088 Bishop Street, Honolulu, Hawaii 96813.
(7) Includes 539,980 shares held in the Cataldo Family Trust, a trust in which Mr. Cataldo is a beneficiary and protector. Also includes 1,375,310 shares held by Pacific Tour Services and 75,000 shares held by Cataldo Family Partners, Ltd. Address for Mr. Cataldo is Suite 912, Executive Center, 1088 Bishop Street, Honolulu, Hawaii 96813.
(8) Excludes 200,000 shares of common stock underlying options exercisable at $1.27 per share, which vest on March 15, 2008.
(9) Mrs. Rudner is the wife of Edward B. Rudner. Excludes shares held by Mr. Rudner and 840,000 shares held in trust for the benefit of the children of Mr. and Mrs. Rudner.
*  Less than 1%

Securities Authorized for Issuance Under Compensation Plans

         At December 31, 2005, the Company had not authorized any equity compensation plan, nor issued any securities pursuant to an equity plan.

Item 12. Certain Relationships and Related Transactions

         On August 13, 2004, the Company entered into an unsecured financing agreement with Alan Rubin. Under the agreement, the Company borrowed $150,474 and will repay the loan over a period of not more than 15 months beginning September 2004, at a rate of at least $10,000 per month plus interest payable at 5% per annum. As of December 31, 2005, the remaining principal balance on the loan was $35,474. Subsequent to the period covered by this report and pursuant to the terms of the asset purchase agreement described below, Alan Rubin assumed the obligation.

         Under a share exchange agreement dated August 25, 2005, effective March 15, 2006, the Company has issued to the Online Vacation Center Holdings, Inc. interest holders an aggregate of 15,000,000 shares of the Company's common stock in exchange for a 100% interest in Online Vacation Center Holdings, Inc. In connection with the share exchange and pursuant to an asset purchase agreement, the Company sold all of its assets (and transferred all of its liabilities) to Alan Rubin for a total purchase price of 2,700,000 shares of the Company's common stock. The 2,700,000 shares were returned to the Company and have been cancelled. Mr. Rubin was the principal shareholder and sole executive officer and director of the Company. The closing of the asset purchase agreement was a condition of the share exchange with Online Vacation Center Holdings, Inc.

         Following the closing of the share exchange agreement, the Company engaged Alan Rubin to perform certain consulting services for the Company. Mr. Rubin will provide the following consulting services to the Company: (1) assisting in the in the preparation and completion of the Company's SEC reports and filings through fiscal year ended December 31, 2006; (2) assisting in the preparation and completion of the Company's financial statements and federal and state tax returns for tax years December 31, 2005 and December 31, 2006; (3) cooperating with the Company in the event there are any inquiries made by the SEC, federal and state tax agencies or employment agencies in connection with the Company's SEC filings or tax returns; and (4) assisting in any other matter reasonably requested by the Company. In consideration of the services the Company has agreed to pay Mr. Rubin a consulting fee of $8,722.16 per month for a period of six months with the initial payment due on April 15, 2006.

Item 13. Exhibits.

         Exhibit
         Number   Description
         ------   -----------
         3.0      Articles of Incorporation(1)
         3.1      Amendment to Articles of Incorporation(1)
         3.2      Bylaws(1)
         14.0     Code of Ethics(3)
         21       Subsidiaries(1)
         31.1     Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer
         31.2     Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer
         32.1     Section 1350 Certification of Principal Executive Officer
         32.2     Section 1350 Certification of Principal Financial Officer

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

         Year ended December 31, 2005

         Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2005 was $12,000.

         Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended December 31, 2005 were $-0-.

         Tax Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for tax services for the year ended December 31, 2005 were $-0-.

         All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended December 31, 2005 was $-0-.

         The Company had no formal audit committee as of December 31, 2005. The board of directors considered and determined that the provisions of the services covered above are compatible with maintaining the auditor's independence.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ONLINE VACATION CENTER HOLDINGS CORP.


                                       By:/s/Edward B. Rudner
                                       ----------------------
                                       Edward B. Rudner, Chief Executive Officer
                                       Date:  March 30, 2006


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                       By:/s/Edward B. Rudner
                                       ----------------------
                                       Edward B. Rudner, Chief Executive Officer
                                         and Chief Financial Officer
                                       Date:  March 30, 2006

                         ALEC BRADLEY CIGAR CORPORATION

                              FINANCIAL STATEMENTS





                                    CONTENTS
                                    --------




                                                                                     Page
                                                                                     ----
Report of Independent Registered Public Accounting Firm                               F-2

Balance Sheet                                                                         F-3

Statements of Operations                                                              F-4

Statements of Changes in Shareholders' Equity                                         F-5

Statements of Cash Flows                                                              F-6

Notes to Financial Statements                                                       F-7-11

             Report of Independent Registered Public Accounting Firm





To the board of directors and shareholders of Alec Bradley Cigar Corporation
Dania, Florida


We have audited the accompanying balance sheet of Alec Bradley Cigar Corporation as of December 31, 2005 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alec Bradley Cigar Corporation as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.



JEWETT, SCHWARTZ & ASSOCIATES


Hollywood, Florida
March 10, 2006

                            ALEC BRADLEY CIGAR CORP.
                                  Balance Sheet
                               As of December 31,


                                     ASSETS
                                     ------
                                                                          2005
                                                                          ----
Current Assets:
     Cash and cash equivalents                                          $ 91,728
     Accounts receivable, net                                            196,287
     Inventory                                                           278,225
     Prepaid expenses                                                     44,919
                                                                        --------

          Total Current Assets                                           611,159
                                                                        --------

Furniture and Equipment,net                                               11,694

Intangible Assets                                                          6,410
                                                                        --------

                                                                        $629,263
                                                                        ========


                             LIABILITIES AND EQUITY
                             ----------------------

Current Liabilities
     Accounts payable                                                   $261,600
     Loan payable officer                                                 35,474
     Taxes payable                                                         8,915
                                                                        --------

          Total Current Liabilities                                      305,989
                                                                        --------


Equity
     Common Stock, $.0001 par value, 30,000,000 shares authorized
          4,499,777 shares issued and outstanding                            450
     Paid in capital                                                      73,510
     Retained Earnings                                                   249,314
                                                                        --------

          Total Equity                                                   323,274
                                                                        --------

                                                                        $629,263
                                                                        ========










   The accompanying notes are an integral part of these financial statements

                            ALEC BRADLEY CIGAR CORP.
                   Statements of Income and Retained Earnings
                        For the Years Ended December 31,


                                                         2005           2004
                                                         ----           ----
Sales                                                  $2,587,244     $2,392,858

Cost of Sales                                           1,637,022      1,450,975
                                                       ----------     ----------

Gross Profit                                              950,222        941,883

Operating Expenses
     Selling                                              421,629        402,595
     General and administrative                           504,508        441,316
                                                       ----------     ----------
                                                          926,137        843,911

Income from Operations Before Income Taxes                 24,085         97,972

Income tax expense                                          5,238         24,286
                                                       ----------     ----------

Net Income                                                 18,847         73,686

Retained Earnings - Beginning of Year                     230,467        156,781
                                                       ----------     ----------

Retained Earnings - End of Year                        $  249,314     $  230,467
                                                       ==========     ==========





























   The accompanying notes are an integral part of these financial statements

                            ALEC BRADLEY CIGAR CORP.
                             Statement of Cash Flows
                        For the Years Ended December 31,


                                                               2005      2004
                                                               ----      ----
Cash Flows From Operating Activities
     Net Income                                             $  18,847    $  73,686
     Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                         4,196        4,080

     Changes in current assets and liabilities:
          Accounts receivable                                 (62,250)      10,909
          Inventory                                          (107,635)     157,478
          Prepaid expenses                                     56,409      (32,323)
          Accounts payable                                    156,124     (286,405)
          Taxes payable                                        (2,580)     (20,055)
                                                            ---------    ---------

Net cash provided by (used in) operating activities            63,111      (92,630)
                                                            ---------    ---------

Cash flows from investing activities
     Purchase of trademarks                                        --       (5,600)
     Payment of security deposits                                  --       (1,015)
     Purchase of furniture and equipment                           --      (15,973)
                                                            ---------    ---------
Net cash used in investing activities                              --      (22,588)

Cash flows from financing activities
     Proceeds from line of credit                                  --      100,000
     Repayment of line of credit                                   --     (100,000)
     Advance from shareholder                                      --      150,474
     Repayment of note from shareholder                       (85,000)     (30,000)
                                                            ---------    ---------
Net cash flows (used in) provided by financing activities     (85,000)     120,474



Net (decrease) increase in cash and cash equivalents          (21,889)       5,256

Cash and cash equivalents - Beginning of Year                 113,617      108,361
                                                            ---------    ---------

Cash and cash equivalents - End of Year                     $  91,728    $ 113,617
                                                            =========    =========














   The accompanying notes are an integral part of these financial statements

                                    ALEC BRADLEY CIGAR CORP.
                          Statement of Changes in Stockholders' Equity
                         For the Years Ended December 31, 2004 and 2005


                                                                             Additional                      Total
                                                  Number         Common       Paid-in        Retained     Stockholders'
                                                 of shares        Stock       Capital        Earnings        Equity
                                               ------------     ----------   -----------     ---------    ------------
Balance at December 31, 2003                     4,499,777       $     450     $  73,510     $ 156,781      $ 230,741

Net Income                                                                                      73,686         73,686
                                               -----------       ---------     ---------     ---------      ---------

Balance at December 31, 2004                     4,499,777             450        73,510       230,467        304,427
                                               -----------       ---------     ---------     ---------      ---------

Net Income                                                                                      18,847         18,847
                                               -----------       ---------     ---------     ---------      ---------

Balance at December 31, 2005                     4,499,777       $     450     $  73,510     $ 249,314      $ 323,274
                                               ===========       =========     =========     =========      =========




































   The accompanying notes are an integral part of these financial statements

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004


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

            Intangible Assets, Net - The Company accounts for intangible assets in accordance with Statement of Financial Accounting Standards "SFAS" 142. Intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. Such assets are amortized on a straight-line basis over the estimated useful life of the asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, an impairment loss is then recognized.

            Intangible assets consist primarily of trademarks, whereby the Company incurred registration and legal fees of approximately $15,000 to license these trademarks. These trademarks have estimated useful lives of 10 years. Amortization expense for the years ended December 31, 2005 and 2004 approximated $1,500, respectively. Estimated amortization expense for each of the years ended December 31, 2006, 2007, and 2008 is $1500, respectively and $410 in 2009.

            Revenue Recognition - Sales and the related cost of sales are recognized upon shipment of products in accordance with the United States Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104.

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004


The Company generally accepts returns of cigars that are stale or damaged in transit. Sales revenue is recorded net of anticipated returns based on historical experience. Sales returns are not material to the financial statements.

            Advertising Costs - Advertising costs are charged to expense during the period in which they are incurred. Advertising expenses for the years ended December 31, 2005 and 2004 approximated $102,000 and $61,000, respectively.

            Income Taxes - The Company uses the asset and liability method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Deferred income taxes are measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.

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

            Earnings per Share - Basic and diluted earnings per common share are based on the weighted average number of shares outstanding of 4,499,777 and 4,499,777 for the years ended December 31, 2005 and 2004, respectively. There are no common stock equivalents or other dilutive items in the aforementioned periods presented.

            Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004


make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Recent Authoritative Pronouncements - The Financial Accounting Standards Board has recently issued several new accounting pronouncements that may apply to the Company.

            In December 2004, the Financial Accounting Standards Board ("FASB") issued the SFAS No. 123(R), "Share-Based Payment" (SFAS 123(R)"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. On April 14, 2005, the SEC amended the compliance dates for SFAS 123(R), which extended the Company's required adoption dated of SFAS 123(R) to its fiscal third quarter in its fiscal year ended June 30, 2006. The Company is evaluating the requirements of SFAS 123(R) and expects that's its adoption will not have a material impact on its financial position or results of operations and earnings per share.

            Also in December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets" ("SFAS No. 153"), which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 will have no impact on the Company's results of operations or its financial position.

            In June 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" (SFAS No 154"), which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No.154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made a fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The adoption of SFAS No. 154 will not have a material effect on results of operations or the Company's financial position.

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004

NOTE 2- FURNITURE AND EQUIPMENT, NET

         Furniture and equipment, net consist of the following as of December 31,

                                                            2005
                                                       -------------
         Computer and office equipment                 $      23,096
         Furniture and fixtures                               11,106
                                                       -------------
                                                              34,202

         Less accumulated depreciation                        22,508
                                                       -------------
                                                       $      11,694
                                                       =============

         Depreciation expense approximated $3,194 and $2,300, for the years ended December 31, 2005 and 2004, respectively.

NOTE 3- NOTE PAYABLE TO RELATED PARTY

         On August 13, 2004 the Company entered into an unsecured financing agreement with a shareholder and officer of the company. Under the agreement, the Company borrowed $150,474 from the officer and will repay the loan over a period of not more than 15 months beginning September 2004 at a rate of at least $10,000 per month plus interest payable at 5% per annum. As of December 31, 2005 and 2004 the remaining principle balance on the loan was $35,474 and $120,474 respectively. The payment terms of the loan have been modified by agreement of the Company and the lender to extend the repayment period up to June 30, 2006. Interest expense paid on this loan was $3,987 and $2,232 for 2005 and 2004 respectively.

NOTE 4- INCOME TAXES

Deferred income taxes arise from timing differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. A deferred tax asset valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized. There are no deferred taxes as of December 31, 2004.

            The provision for income taxes is comprised of the following:

                                                2005            2004
                                           -------------  -------------
Current federal tax provision              $       4,485  $      22,077
Current state and local tax provision                753          2,209
                                           -------------  -------------
Total provision for income taxes           $       5,238  $      24,286
                                           =============  =============

                         ALEC BRADLEY CIGAR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2005 and 2004


            The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                                                 2005         2004
                                            -------------  ------------
Statutory federal income tax rate                   19  %         22  %
Non-deductible permanent items                       -  %          -  %
State income taxes, net of federal benefit           3  %          2  %
                                            -------------  ------------
Effective income tax rate                           22  %         24  %
                                            =============  ============
NOTE 5 - COMMITMENTS AND CONTINGENCIES

            Lease - In March 2004, the Company agreed to occupy office and warehouse facilities under the terms of a three- year non-cancelable operating lease agreement.

            Future minimum payments under this non-cancelable lease are as follows as of December 31, 2005:

                                Year                            Amount
                               -----                         ----------
                                2006                         $   36,000
                                2007                              9,000
                        2008 and thereafter                           -
                                                             ----------
         Total minimum lease payments                        $   45,000
                                                             ==========

         Rent expense for the years ended December 31, 2005 and 2004 was $40,577 and $30,134, respectively.

Note 6 - Subsequent Event

Subsequent to the period covered by this report and effective March 15th, 2006 the following proposals were completed by the Company:

* The sale of substantially all the assets of the Company by selling its cigar operations pursuant to the terms of an asset purchase agreement between Alec Bradley Cigar Corporation and Alan Rubin in connection with the acquisition of Online Vacation Center Holdings, Inc.;
* Amendment to the Company's articles of incorporation to eliminate preemptive rights provided to its shareholders;
* Amendment to the Company's articles of incorporation to change its name to Online Vacation Center Holdings Corp.;
* Amendment to the Company's articles of incorporation to increase its authorized common stock to 80,000,000 shares; and
* Adoption of the 2005 Management and Director Equity Incentive and Compensation Plan. The consummation of these proposals resulted in a reverse merger and Online Vacation Center is the surviving entity.

The final definitive information statement was filed with the Securities and Exchange Commission (SEC) on January 30, 2006.