Form 10QSB
period 2006-03-31
ONLINE VACATION CENTER HOLDINGS CORP
filed 2006-05-15
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006.


     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________________ to _____________________.

                        Commission file number: 0-32137


                         Online Vacation Center Holdings Corp.
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

           1801 N.W. 66th Avenue, Suite 102, Plantation, Florida 33313
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       ------------------------------------------------------------------
       Registrant's telephone number, including area code: (954) 377-6400


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

Yes  [ ]              No  [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 1, 2006, there were 16,806,777 shares of Common Stock, par value $.0001 per share, outstanding.

                                    I N D E X

                                                                                                     Page
                                                                                                     ----
Part I. Financial Information.
------- ----------------------

Item 1. Financial Statements (Unaudited)

        Condensed Balance Sheets                                                                      3

        Condensed Statements of Operations                                                            4

        Condensed Statements of Cash Flows                                                            5

        Statements of Changes in Shareholders' Equity                                                 6

        Notes to the Condensed Financial Statements                                                   7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations.                                                                               20

Item 3. Controls and Procedures.                                                                     22

Part II. Other Information.                                                                          23
-------- -----------------

Item 1: Legal Proceedings                                                                            23

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds                                  23

Item 3: Defaults upon Senior Securities                                                              23

Item 4: Submission of Matters to a vote of Securities Holders                                        23

Item 5: Other Information                                                                            23

Item 6: Exhibits                                                                                     23

Signatures                                                                                           24

             ONLINE VACATION CENTER HOLDINGS CORP. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       March 31,            December 31,
                                                                          2006                  2005
                                                                   -------------------  ---------------------
                                                                       (Unaudited)
                            ASSETS
CURRENT ASSETS
Cash and cash equivalents                                          $         2,474,618  $           2,213,182
Accounts receivable, net                                                       443,000                581,896
Prepaid expenses and other current assets                                      440,337                220,720
                                                                   -------------------  ---------------------
Total Current Assets                                                         3,357,955              3,015,798

Restricted cash                                                                315,000                315,000
Property and equipment, net                                                     90,884                111,100
Deferred income taxes                                                          960,727              1,116,148
Intangible assets, net                                                          43,370                 44,314
                                                                   -------------------  ---------------------
Total Assets                                                       $         4,767,936  $           4,602,360
                                                                   ===================  =====================

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                           $         1,147,748  $             894,187
Deferred revenue                                                               440,948                479,434
Customer deposits                                                            1,257,163              1,575,475
                                                                   -------------------  ---------------------
Total Current Liabilities                                                    2,845,859              2,949,096


Subordinate Debentures                                                              --              3,000,000
                                                                   -------------------  ---------------------
Total Liabilities                                                            2,845,859              5,949,096
                                                                   -------------------  ---------------------

Shareholders' Equity (Deficiency)
Common Stock, 20,000,000 shares authorized at
  $.001 par value; 171,429 shares issued and outstanding                            --                    171
Common Stock, 80,000,000 shares authorized at
  $.0001 par value; 16,806,777 shares issued and outstanding                     1,681                     --
Additional paid-in capital                                                   3,295,368                248,473
Accumulated deficit                                                         (1,374,972)            (1,595,380)
                                                                   -------------------  ---------------------
Total Shareholders' Equity (Deficiency)                                      1,922,077             (1,346,736)
                                                                   -------------------  ---------------------

Total Liabilities & Shareholders' Equity (Deficiency)              $         4,767,936  $           4,602,360
                                                                   ===================  =====================


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

             ONLINE VACATION CENTER HOLDINGS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the three months ended March 31,


                                                                    2006                   2005
                                                             -------------------    -------------------
                                                                 (Unaudited)
NET REVENUES                                                 $         2,022,901    $         2,116,715

OPERATING EXPENSES:
Sales and marketing                                                      398,565                831,397
General and administrative                                             1,185,966                909,292
                                                             -------------------    -------------------

INCOME FROM OPERATIONS                                                   438,370                376,026
                                                             -------------------    -------------------

Other expenses:
  Interest expense, net                                                  (40,036)               (58,586)
                                                             -------------------    -------------------

Total other expenses, net                                                (40,036)               (58,586)
                                                             -------------------    -------------------
Earnings from continuing operations
   before provision for income taxes                                     398,334                317,440

Provision (benefit) for income taxes                                     177,926                (28,657)
                                                             -------------------    -------------------

NET INCOME                                                   $           220,408    $           346,097
                                                             ===================    ===================

EARNINGS PER SHARE - Basic                                   $              0.01    $              2.02
                                                             ===================    ===================

Weighted average shares outstanding - basic                           16,806,777                171,429
                                                             ===================    ===================

EARNINGS PER SHARE - Diluted                                 $              0.01    $              2.02
                                                             ===================    ===================

Weighted average shares outstanding - Diluted                         17,106,777                171,429
                                                             ===================    ===================

             ONLINE VACATION CENTER HOLDINGS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,

                                                                              2006                         2005
                                                                     ----------------------      -------------------------
                                                                            (Unaudited)
Cash Flows from Operating Activities:
Net income                                                           $              220,408      $                 346,097
Adjustments to reconcile to net cash inflow from
  operating activities:
    Depreciation and amortization                                                    21,656                         16,089
    Deferred income taxes                                                           155,421                        (46,657)
Changes in operating assets and liabilities:
  Accounts receivable                                                               138,896                       (136,998)
  Prepaid expenses and other current assets                                        (219,617)                       (34,769)
  Accounts payable and accrued expenses                                             253,561                         22,326
  Deferred revenue                                                                  (38,486)                       168,015
  Customer deposits                                                                (318,312)                       311,028
  Cash payments for settlement obligation                                                --                        (26,250)

Net cash provided by operating activities                                           213,527                        618,880
                                                                     ----------------------      -------------------------

Cash Flows from Investing Activities:
  Return of investment in restricted cash                                                --                           (605)
  Purchases of property and equipment                                                  (496)                       (29,320)
                                                                     ----------------------      -------------------------

Net cash (used in) investing activities                                                (496)                       (29,924)
                                                                     ----------------------      -------------------------
Cash Flows from Financing Activities:
  Management & director equity compensation                                          48,405                             --

Net cash provided by financing activities                                            48,405                             --
                                                                     ----------------------      -------------------------
Net increase in cash and cash equivalents                                           261,437                        588,956

Cash and cash equivalents, beginning of year                                      2,213,182                      1,176,923
                                                                     ----------------------      -------------------------

Cash and cash equivalents, end of year                               $            2,474,618      $               1,765,879
                                                                     ======================      =========================

             ONLINE VACATION CENTER HOLDINGS CORP. AND SUBSIDIARIES
           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)





                                               Common Stock
                                      20,000,000 shares authorized        Additional         Accumulated
                                     Shares        $0.001 par value     Paid-in Capital        Deficit             Total
                                     ----------------------------------------------------------------------------------------
Balance - December 31, 2004                 171,429             171              248,473         (3,815,915)       (3,567,271)

Net income                                       --              --                   --          2,220,535         2,220,535
                                     --------------   -------------    -----------------   ----------------   ---------------

Balance - December 31, 2005                 171,429             171              248,473         (1,595,380)       (1,346,736)
                                     ==============   =============    =================   ================   ===============

                                                 Common Stock              Additional        Accumulated
                                       80,000,000 shares authorized      Paid-in Capital       Deficit             Total
                                      --------------------------------------------------------------------------------------
Share Exchange                             (171,429)           (171)            (248,473)                --          (248,644)

Amended Capitalization                   16,799,777           1,680            3,246,964                 --         3,248,644

Management & Director Equity Grants           7,000               1               48,404                 --            48,405

Net income through March 31, 2006                --              --                   --            220,408           220,408
                                      -------------  --------------    -----------------   ----------------   ---------------

Balance - March 31, 2006                 16,806,777           1,681            3,295,368         (1,374,972)        1,922,077
                                      =============  ==============    =================   ================   ===============

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     NOTE 1 - BACKGROUND

     Overview
     --------

     Online Vacation Center Holdings Corp. (the "Company") is a Florida holding company which provides vacation travel services through its wholly owned subsidiary Online Vacation Center, Inc., an internet-based vacation seller focused on serving the affluent retiree market.

     History
     -------

     Under a share exchange agreement dated August 25, 2005, effective March 15, 2006, the Company issued to the Online Vacation Center Holdings, Inc. interest holders an aggregate of 15,000,000 shares of the Company's common stock in exchange for a 100% interest in Online Vacation Center Holdings, Inc. In connection with the share exchange, pursuant to an asset purchase agreement, the Company sold all of its assets (and transferred all of its liabilities) to Alan Rubin for a total purchase price of 2,700,000 shares of the Company's common stock. The 2,700,000 shares were returned to the Company and have been cancelled. For accounting purposes the consummation of these actions resulted in a reverse merger and Online Vacation Center Holdings, Inc. is the accounting survivor and surviving business entity; however, the Company is the surviving legal entity.

     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of Online Vacation Center Holdings Corp. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Use of Estimates
     ----------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

     Interim Financial Statements
     ----------------------------

     The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's year-end financial statements as of December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of March 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

     Revenue Recognition
     -------------------

     Revenues are derived from transactions where the Company is the merchant of record and determines the price to the customer. The Company has agreements with suppliers for travel packages that the Company sells. The Company does not have purchase obligations for unsold travel packages. The Company presents revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements" and Emerging Issues Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", including the weighing of the relevant qualitative factors regarding the Company's status as a primary obligor, and the extent of their pricing latitude. The method of net revenue presentation does not impact operating profit, net income, earnings per share or cash flows. Based upon the Company's evaluation of sales transactions and in accordance with the various indicators identified in EITF Issue No. 99-19, the Company's suppliers assume the majority of the business risks such as providing the service and the risk of unsold travel packages. As such, all sales transactions are to be recorded at the net amount, which is the amount charged to the customer less the amount to be paid to the supplier. Sales transactions are billed to customers at the time of booking, however revenue is not recognized on the accompanying consolidated financial statements until the customers' travel occurs.

     The Company generally recognized advertising revenues ratably over the advertising period, depending on the terms of the advertising contract. For the three-month periods ended March 31, 2006 and 2005, the Company derived no revenues from the sales of advertisements on its internet website. The Company applies EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions", in the valuation and recognition of barter arrangements, however, during the current period, there was no revenue derived from barter agreements.

     Concentration of Credit Risk
     ----------------------------

     The Company's business is subject to certain risks and concentrations including dependence on relationships with travel suppliers (primarily cruise lines), and to a lesser extent, exposure to risks associated with online commerce security and credit card fraud. The Company is highly dependent on its relationships with three major cruise lines: Celebrity Cruises, Norwegian Cruise Line, and Royal Caribbean Cruise Line. The

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Company also depends on third party service providers for processing certain fulfillment services.

     Concentrations of credit risk with respect to client accounts receivable are limited because of the Company's policy to require deposits from customers, the number of customers comprising the client base and their dispersion across geographical locations.

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and bank certificates of deposit. These accounts are maintained with financial institutions insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2006 and December 31, 2005, the balances at various financial institutions over the FDIC insured limit relating to cash and cash equivalents and restricted cash were approximately $2.3 million and $2.0 million, respectively. The Company believes these balances are not as risk as they are held by sound financial institutions.

     Advertising Costs
     -----------------

     Substantially all advertising costs are charged to expense as incurred and principally represent direct mail costs and online advertising, including fees paid to search engines and distribution partners. Direct mail advertising costs are recorded as prepaid expenses and charged to expense as consumed. Advertising expense for the three-month period ended March 31, 2006 and 2005 was $196,574 and $536,285, respectively.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2006 and December 31, 2005, cash and cash equivalents include cash in the bank and cash on hand.

     Accounts Receivable
     -------------------

     Suppliers generally pay commissions between 60 days before to 90 days after travel has commenced, overrides in the first quarter following the period earned, and marketing invoices between 30 days to 90 days after invoice date. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the specific supplier's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are recognized as revenue in the period received. At March 31, 2006 and December 31, 2005, the allowance for doubtful accounts was $4,317.

     Restricted Cash
     ---------------

     In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A, "Current Assets and Current Liabilities", cash which is restricted as to

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     withdrawal is considered a noncurrent asset. Restricted cash consists of collateral for two letters of credit and a reserve for credit card processing. The Company's credit card processor, Global Payments, holds a $280,000 reserve for credit cards processed. Global Payments will hold this reserve for as long as the Company uses them as their credit card processor and will release all funds no later than six months after the final transaction deposit. Certificates of deposit of $35,000 are collateral for two outstanding letters of credit due to expire in 2006. The letters of credit are required by industry and state regulations and will be renewed.

     Property and Equipment
     ----------------------

     Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are recognized as incurred. Depreciation and amortization are provided for on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

                                                                Depreciation/
                                                                Amortization
                  Asset Category                                   Period
                  ---------------                               -------------
                  Office equipment                              2 to 3 Years
                  Furniture & fixture                           5 to 7 Years
                  Leasehold improvements                           6.5 Years

     Goodwill and Indefinite-Lived Intangible Assets
     -----------------------------------------------

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually at the beginning of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. At March 31, 2006 and December 31, 2005 there was no goodwill in the accompanying consolidated balance sheets.

     Long-Lived Assets
     -----------------

     The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property and equipment and purchased intangible assets with finite lives, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

     Income Taxes
     ------------

     The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

     Comprehensive Income
     --------------------

     Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At March 31, 2006, there were no items to be included in accumulated other comprehensive income.

     Earnings Per Share
     ------------------

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. 300,000 stock options that have vested but have not been exercised are included in the weighted average shares outstanding - diluted.

     Stock-Based Compensation
     ------------------------

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS No. 148") which amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company has adopted the expense recognition provision of SFAS 123 and is providing expense for stock based compensation for grants made on and after January 1, 2003. There was no stock based compensation granted during the year ended December 31, 2005. On March 16, 2006, 1,860,000 stock options and 7,000 restricted shares were granted to employees and directors under the 2005 Management and Director Equity Incentive and Compensation Plan. Compensation cost recognized in the three-month period ended March 31, 2006 was $42,455 for the stock options and $5,950 for the restricted shares.

     Off-Balance Sheet Arrangements
     ------------------------------

     The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to shareholders. Certain officers and directors of the Company have provided personal guarantees to various lenders as required for the extension of credit to the Company.

     Recent Accounting Pronouncements
     --------------------------------

     Share-Based Payment

     In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of January 1, 2006. Compensation cost for stock options issued on March 16, 2006 was recognized and is included in the statement of operations for the three-month period ended March 31, 2006.

     In March 2005, the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, "Share-Based Payments," ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The Company and management is reviewing SAB 107 in conjunction with its review of SFAS 123R.

     Nonmonetary Exchange

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     adoption of SFAS 153 is not expected to have a material impact on the Company's current financial condition or results of operations.

     Conditional Asset Retirement

     In March 2005, the FASB issued FASB Interpretation (FIN) No. 47 - "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS 143 (FIN No. 47). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the three month period ended March 31, 2006.

     Accounting Changes and Error Corrections

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB No. 20 and FASB 3 (SFAS No.154). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

     NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following:

                                                                              March 31,            December 31,
                                                                           ---------------       ---------------
                                                                                 2006                  2005
                                                                           ---------------       ---------------
                  Prepaid expenses                                         $       347,568       $       140,176
                  Refundable deposits with suppliers                                92,769                80,543
                                                                           ---------------       ---------------

                  Prepaid expenses and other current assets                $       440,337       $       220,719
                                                                           ===============       ===============

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     NOTE 4 - PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                                              March 31,            December 31,
                                                                           ---------------       ---------------
                                                                                2006                  2005
                                                                           ---------------       ---------------
                  Office equipment                                         $       333,158       $       332,663
                  Furniture & fixture                                               54,326                54,326
                  Leasehold improvements                                            67,368                67,368
                                                                           ---------------       ---------------
                                                                                   454,852               454,357

                  Less: Accumulated depreciation                                  (363,968)             (343,257)
                                                                           ---------------       ---------------

                  Property and equipment, net                              $        90,884       $       111,110
                                                                           ===============       ===============

     NOTE 5 - INTANGIBLE ASSETS, NET

     During 2002, Online Vacation Center Holdings, Inc. purchased the rights to the Renaissance Cruises name and customer database. Online Vacation Center Holdings, Inc. also registered two trade names and marks for Online Vacation Center, Inc. These costs were capitalized and are being amortized over the expected 15-year useful lives of the trademarks. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $3,776 per year.

     Intangible assets consist of the following:

                                                                              March 31,            December 31,
                                                                                2006                  2005
                                                                           ---------------       ---------------
                  Renaissance Cruises                                      $        50,000       $        50,000
                  Other trademarks                                                   6,642                 6,642
                                                                           ---------------       ---------------
                                                                                    56,642                56,642

                  Less: Accumulated amortization                                   (13,272)              (12,328)
                                                                           ---------------       ---------------

                  Intangible assets, net                                   $        43,370       $        44,314
                                                                           ===============       ===============

     NOTE 6 - DEFERRED REVENUES

     Deferred revenue consists of sales commission received from suppliers in advance of passenger cruise travel dates, net of cancellations. The advance sales commission is considered unearned revenue and recorded as deferred revenue in the accompanying consolidated balance sheets. At March 31, 2006

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     and December 31, 2005, deferred revenues were $440,948 and $479,434, respectively.

     NOTE 7 - CUSTOMER DEPOSITS

     Deposits received from customers in advance of passenger cruise travel dates are considered unearned revenues and recorded as customer deposit liabilities in the accompanying consolidated balance sheets. Customer deposits are subsequently recognized as revenues upon completion of passenger travel. At March 31, 2006 and December 31, 2005, customer deposits were $1,257,163 and $1,575,475, respectively.

     NOTE 8 - SUBORDINATE DEBENTURES

     On November 16, 2000 Online Vacation Center Holdings, Inc. issued an 8% Subordinate Debenture (the "first Debenture") in the amount of $2,000,000 to Pacific Tour Services, Inc. that was due on January 1, 2008. The first Debenture accrued interest on the unpaid principal balance at a rate of 8% per annum. On June 27, 2001 Online Vacation Center Holdings, Inc. issued an 8% Subordinate Debenture (the "second Debenture") in the amount of $1,000,000 to Pacific Tour Services, Inc. that was due on January 1, 2008. The second Debenture accrued interest on the unpaid principal balance at a rate of 8% per annum. Immediately prior to the share exchange agreement the debentures were exchanged into shares of common stock of Online Vacation Center Holdings, Inc. and then Pacific Tour Services, Inc. subsequently exchanged the shares for shares of common stock of Online Vacation Center Holdings Corp., in accordance with the share exchange agreement.

     NOTE 9 - INCOME TAXES

     The provision (benefit) for income taxes from continued operations for the three month period ended March 31, 2006 and 2005 consist of the following:

                                                                                         March 31,
                                                                           -------------------------------------
                                                                                2006                  2005
                                                                           ---------------       ---------------
                  Current:
                           Federal                                         $        21,551       $             0
                           State                                                     2,075                     0
                                                                           ---------------       ---------------
                                                                                    23,626                     0
                  Deferred:
                           Federal                                         $       132,300       $       111,104
                           State                                                    22,000                17,459
                                                                           ---------------       ---------------
                                                                                   154,300               128,563
                  Tax (benefit) from the
                       decrease in valuation allowance                                  (0)             (157,220)
                                                                           ---------------       ---------------
                  Provision (benefit) for income taxes, net                $       177,926       $       (28,657)
                                                                           ===============       ===============

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                                                                                        March 31,
                                                                           ---------------------------------
                                                                              2006                  2005
                                                                           ----------            -----------
                  Statutory federal income tax rate                            35.0%                  35.0%
                  Decrease in valuation allowance                               0.0%                 (49.5)%
                  State income taxes                                            3.6%                   5.5%
                  Other                                                         0.4%                   0.0%
                  Gain on sale of cigar assets                                  5.7%                   0.0%
                                                                           ---------             -----------
                  Effective tax rate                                           44.7%                  (9.0)%
                                                                           =========             ===========

     Other includes tax rate differentials and the true-up of permanent tax differences from prior periods. The gain on sale of cigar assets is the result of the transaction wherein the Company distributed the assets relating to the cigar business to Alan Rubin in exchange for 2.7 million shares of stock. The Company recognized gain on each asset distributed based upon the difference between the fair market value and the Company's adjusted basis in each asset at the time of closing.

     Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

                                                                              March 31,             December 31,
                                                                                2006                    2005
                                                                           ---------------       ------------------
                  Net operating loss carry-forwards and AMT tax credit     $       656,175       $          832,088
                  Depreciation and amortization                                     83,562                   85,568
                  Accruals and other                                               220,990                  198,492
                                                                           ---------------       ------------------
                           Deferred income tax asset                       $       960,727       $        1,116,148
                                                                           ===============       ==================

     The net deferred tax assets and liabilities are comprised of the following:

                                                                              March 31,              December 31,
                                                                                2006                    2005
                                                                           ---------------       ------------------
                  Deferred tax assets
                           Current                                         $       241,447       $          234,809
                           Non-current                                             719,280                  881,339
                                                                           ---------------       ------------------
                           Net deferred income tax asset                   $       960,727       $        1,116,148
                                                                           ===============       ==================

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     NOTE 10 - STOCK OPTION COMPENSATION

     On March 16, 2006, 1,860,000 stock options were granted to management and directors under the 2005 Management and Director Equity Incentive and Compensation Plan. All options have a five-year life and an exercise price of $1.27.

     Plan Type              # Options Granted               Grant Date                 Final Vest
     ---------              -----------------               ----------                 ----------
     ISO                          100,000                    3/16/2006                  3/16/2006
     ISO                          100,000                    3/16/2006                  3/16/2007
     ISO                          160,000                    3/16/2006                  3/16/2008
     Non-Qualified                200,000                    3/16/2006                  3/16/2006
     Non-Qualified              1,300,000                    3/16/2006                  3/16/2008

     Compensation cost recognized in the three-month period ended March 31, 2006 was $42,455. Compensation cost was calculated using the Black-Scholes model with the following assumptions: $1.27 exercise price; average remaining life between 2.5 and 3.5 years, depending on the option vesting; $0.85 stock price; 4.44% interest rate; 40% volatility; 5% forfeiture rate.

     Gross compensation cost to be recognized over the next two years is $313,998.

                                                              Compensation                    Compensation
                            ISOs               NQ             cost, gross    Forfeitures       cost, net
                         ----------       ------------        ------------   -----------      ------------
   Q1                    $   14,069       $     30,620             44,689        5%                42,455
   Q2                         7,388             28,894             36,283        5%                34,468
   Q3                         7,469             29,212             36,681        5%                34,847
   Q4                         7,469             29,212             36,681        5%                34,847
                         ----------       ------------         ----------        --             ---------
                2006     $   36,396       $    117,938            154,334        5%               146,618

   Q1                         6,633             28,577             35,210        5%                33,450
   Q2                         3,556             28,894             32,451        5%                30,828
   Q3                         3,595             29,212             32,807        5%                31,167
   Q4                         3,595             29,212             32,807        5%                31,167
                         ----------       ------------         ----------        --             ---------
                2007     $   17,380       $    115,895            133,275        5%               126,611

   Q1                         2,892             23,497             26,388        5%                25,069
                         ----------       ------------         ----------        --             ---------
                2008     $    2,892       $     23,497             26,388        5%                25,069

               Total     $   56,668       $    257,330            313,998        5%               298,298
                         ==========       ============         ==========                       =========

     NOTE 11 - RELATED PARTY TRANSACTIONS

     Effective October 2005, Online Vacation Center Holdings, Inc. engaged Richard A. McKinnon to provide consulting services. In consideration for

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     such services Mr. McKinnon received a monthly fee of $10,000. Mr. McKinnon continues to serve as a consultant to the Company at the same fee rate. Mr. McKinnon is currently serving as Chairman of the Company.

     NOTE 12 - COMMITMENTS AND CONTIGENCIES

     Lease Commitments
     -----------------

     Online Vacation Center Holdings, Inc. has entered into a lease for approximately 10,000 square feet of corporate office space in Plantation, Florida. Total monthly lease payments, which include a proportionate share of building operating expenses, are $14,962 through June 2006 and increase approximately three percent each year thereafter. The current lease term is through June 30, 2008.

     Executive Employment Agreement
     ------------------------------

     On March 16, 2006, the Company entered into an executive employment agreement with its President and Chief Executive Officer, Edward B. Rudner. The Company will pay an initial annual base salary of $300,000, payable bi-weekly. The base salary is subject to annual automatic incremental increases of the greater of the percentage increase in the consumer price index or 6% of the previous year's base salary. In addition, the Company issued incentive stock options to purchase 300,000 shares of common stock and nonqualified stock options to purchase 200,000 shares of common stock which are exercisable at 150% of the fair market value of the Company's common stock as of the effective date of the share exchange ($1.27). All of the nonqualified stock options and incentive stock options to purchase 100,000 shares vested immediately. Incentive stock options to purchase 100,000 shares of common stock vest on March 15, 2007 and the remaining 100,000 incentive stock options vest on March 15, 2008. All of the options were issued under the 2005 Management and Director Equity Incentive and Compensation Plan.

     As of the effective date of the share exchange, Online Vacation Center Holdings, Inc. had an obligation under the terms of its employment agreement with Mr. Rudner for compensation and benefits in the amount of $579,990. The obligation has been assumed by the Company.

     Other Contract Obligations
     --------------------------

     During the course of business, the Company has entered into contracts for marketing, telephone and other related expenses. At March 31, 2006, the Company has obligations under the terms of these contracts in the amount of $207,113, $17,173 and $0 for the nine-month period ended December 31, 2006 and the years ended December 31, 2007, and 2008, respectively.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     At March 31, 2006, the Company had the following future minimum obligations for rental lease commitments, employment agreements and other contract obligations as follows:

                  Year                                    Amount
                  ----                               -----------------

                  2006                               $         604,532
                  2007                               $         563,504
                  2008                               $         473,618
                  2009 and thereafter                $          96,270

     Benefit Plan
     ------------

     The Company participates in a multi-employer 401 (k) Plan managed by a professional employer organization the Company retains for administering payroll and employee benefits programs. Contributions to the Plan are at the discretion of the Company's board of directors. No contributions were approved as of March 31, 2006.

     Settlement Obligation
     ---------------------

     The Company is involved from time to time in various legal claims and actions arising in the ordinary course of business. In November 2004, the Company reached a settlement agreement with a travel company whereby the Company paid $200,000 and agreed to pay $175,000 over twenty months commencing January 2005 with interest on the outstanding balance at 8% per annum.

     The balance recorded for the Settlement obligation as of December 31, 2003 was $636,403 and was accrued during 2003. In 2004, an additional $4,412 was accrued for the Settlement obligation, increasing the balance recorded to $640,815. As a result of the Settlement Agreement, the difference between the balance of $640,815 that the Company had accrued and the Settlement Sum of $375,000 was recorded as a gain in the accompanying statement of consolidated operations for the year ended December 31, 2004, as this was a one-time event that did not result from the Company's core operations and the settlement gain had been realized. The obligation was paid in full in 2005.

     Regulatory Matters
     ------------------

     The Company believes it is in compliance with all federal regulatory requirements, including the CAN-SPAM Act of 2003 which regulates commercial electronic mail on a nationwide basis. The Company adheres to the law by properly representing the nature of its commercial email messages, not tampering with source and transmission information and obtaining email addresses through lawful means.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Online Vacation Center Holdings Corp. is an internet-based vacation seller focused on serving the affluent retiree market. Online Vacation Center Holdings Corp. provides vacation services from its call center located in Plantation, Florida. Sales are completed either via web site located at www.onlinevacationcenter.com or through its toll free telephone number (1-800-780-9002). Customers may purchase vacation packages 24-hours a day, seven days a week, via the Internet or may contact live telephone operators from 9 a.m. (e.s.t.) to 8 p.m. (e.s.t.) Monday through Friday and 9 a.m. (e.s.t.) to 5 p.m. (e.s.t.) on weekends.

The following discussion and analysis should be read in conjunction with the Online Vacation Center Holdings Corp. financial statements and notes thereto included as exhibits to this report. This discussion contains certain forward-looking statements that involve risks and uncertainties. Online Vacation Center Holdings Corp.'s actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and in Online Vacation Center Holdings Corp.'s other public filings with the Securities and Exchange Commission.

Results of Operations
---------------------

Three Months Ended March 31, 2006 Compared To March 31, 2005
------------------------------------------------------------

Revenues. Revenues decreased $93,814, or 4%, to $2,022,901 for the three month period ended March 31, 2006 from $2,116,715 for the three month period ended March 31, 2005. The decrease was due to a decrease in marketing revenue which was partially offset by an increase in override revenue.

Operating expenses. Operating expenses, which include sales and marketing expenses and general and administrative expenses, were $1,584,531 for the three month period ended March 31, 2006 as compared to $1,740,689, for the three month period ended March 31, 2005 or a decrease of $156,158 or 9%. The decrease was principally due to a decrease in sales and marketing expenses which was partially offset by an increase in professional fees described below. For the three month period ended March 31, 2006, sales and marketing expenses were $398,565 as compared to $831,397 for the three month period ended March 31, 2005, a decrease of $432,832 or 52%. Sales and marketing expenses primarily consist of sales salaries, commissions, and marketing expenses. The decrease is primarily due to a decrease in co-op marketing projects and employee sales commissions. For the three month period ended March 31, 2006, general and administrative expenses were $1,185,966 as compared to $909,292 for the three month period ended March 31, 2005, an increase of $276,674 or 30%. General and administrative expenses primarily include management compensation, professional services, and occupancy costs. For the three month period ended March 31, 2006, professional services expenses were $366,409 as compared to $69,659 for the three month period ended March 31, 2005, an increase of $296,750 or 426%. The increase is due to consulting, legal, and accounting expenses that are associated with the company's transaction to go public.

Income from Operations. For the three month period ended March 31, 2006, income from operations was $438,370 as compared to $376,026 for the three month period ended March 31, 2005, an increase of $62,344 or 17%. The increase is primarily due to a decrease in operating expenses.

Other Expenses. Other expenses decreased to $40,036 for the three month period ended March 31, 2006 as compared to $58,586 for the three month period ended March 31, 2005. The decrease in other expenses is due to a decrease in interest expense associated with the subordinated debenture discussed in "Liquidity and Capital Resources" below and an increase in interest income from interest-bearing certificates of deposit.

Earnings from Continuing Operations. For the three month period ended March 31, 2006, earnings from continuing operations was $398,334 as compared to $317,440 for the three month period ended March 31, 2005, an increase of $80,894 or 25%. The increase is primarily due to a decrease in operating expenses and interest expense.

Provision (Benefit) for Income Taxes. The provision for income taxes increased to $177,926 for the three month period ended March 31, 2006 as compared to ($28,657) for the three month period ended March 31, 2005. The increase in the provision for income taxes resulted primarily from a decrease of the valuation allowance benefit. For the three month period ended March 31, 2006, the non-cash U.S. income tax provision, which includes a tax expense of $22,505 related to the gain on the sale of the assets relating to the cigar business to Alan Rubin in exchange for 2.7 million shares of stock, was $177,926 as compared to $128,563 for the three month period ended March 31, 2005, an increase of $49,363. For the three month period ended March 31, 2006, the valuation allowance benefit was $0 as compared to $157,220 for the three month period ended March 31, 2005. SFAS No. 109, "Accounting for Income Taxes," requires that Online Vacation Center record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." The valuation allowance was decreased to $1,164,968 or 65% of the gross deferred tax asset of $1,792,258 in 2004 and decreased to $0 or 0% of the gross deferred tax asset of $1,116,148 in 2005 as described below.

At December 31, 2002, Online Vacation Center recorded a valuation allowance of $2,217,158 or 80% of the gross deferred tax asset of $2,771,447. Online Vacation Center decreased the valuation allowance in 2003, 2004, and March 31, 2005. At June 30, 2005, Online Vacation Center had its most profitable quarter to date. Net income before taxes and future revenue increased as compared to the same three month period ending June 30, 2004. Historically, the second quarter of the year is the time that most bookings travel, therefore it would be expected that advanced bookings would significantly decrease. Instead, advanced bookings increased 40% as compared to the same period in 2004. Based on this information, management concluded at that time that it was no longer more likely than not that a portion of the deferred tax asset would not be realized and consequently, the company removed the valuation allowance. Accordingly, Online Vacation Center recorded a net non-cash tax benefit in the quarter ended June 30, 2005 of $644,163, resulting primarily from the effect of a $1,007,748 reversal of the valuation allowance on Online Vacation Center's deferred tax assets, partly offset by a $363,585 non-cash U.S. income tax provision (prior to the impact of the valuation allowance).

Net Income. For the three month period ended March 31, 2006, net income was $220,408 as compared to $346,097 for the three month period ended March 31, 2005, a decrease of $125,689 or 36%. The decrease is primarily due to an increase in the provision for income taxes, as previously discussed.

Liquidity and Capital Resources

Cash as of March 31, 2006 was $2,474,618 as compared to $2,213,182 as of December 31, 2005, an increase of $261,436. As of March 31, 2006, Online

Vacation Center had a working capital surplus of $512,096 as compared to $66,702 as of December 31, 2005, an increase of $445,394. Total liabilities as of March 31, 2006 were $2,845,859 as compared to $5,949,096 as of December 31, 2005, a decrease of $3,103,237. Shareholders' equity as of March 31, 2006 was 1,922,077 as compared to a deficit of $1,346,736 as of December 31, 2005, an increase of $3,268,813. The decrease in liabilities and increase in shareholders' equity resulted from the conversion of all outstanding subordinated debentures to shares of Online Vacation Center Holdings, Inc.'s common stock prior to the share exchange agreement, as discussed below.

On November 16, 2000 Online Vacation Center Holdings, Inc. issued an 8% Subordinate Debenture (the "First Debenture") in the amount of $2,000,000 to Pacific Tour Services, Inc. that was due on January 1, 2008. The First Debenture accrued interest on the unpaid principal balance at a rate of 8% per annum. On June 27, 2001 Online Vacation Center Holdings, Inc. issued an 8% Subordinate Debenture (the "Second Debenture") in the amount of $1,000,000 to Pacific Tour Services, Inc. that was due on January 1, 2008. The Second Debenture accrued interest on the unpaid principal balance at a rate of 8% per annum. Immediately prior to the share exchange agreement the debentures were exchanged into shares of common stock of Online Vacation Center Holdings, Inc. and then Pacific Tour Services, Inc. subsequently exchanged the shares for shares of common stock of Online Vacation Center Holdings Corp., in accordance with the share exchange agreement.

Management believes that the existing cash and cash expected to be provided by operating activities will be sufficient to fund the short term capital and liquidity needs of its operations. Online Vacation Center may need to seek to sell equity or debt securities or obtain credit lines from financial institutions to meet its longer-term liquidity and capital requirements, which includes strategic growth through mergers and acquisitions. There is no assurance that Online Vacation Center will be able to obtain additional capital or financing in amounts or on terms acceptable to Online Vacation Center, if at all or on a timely basis.

Online Vacation Center has historically been dependent on its relationships with three major cruise lines: Celebrity Cruises, Norwegian Cruise Line and Royal Caribbean Cruise Line. Online Vacation Center also depends on third party service providers for processing certain fulfillment services.

The domestic and international leisure travel industry is seasonal and is sensitive to global events that are out of its control. The results of Online Vacation Center have been subject to fluctuations caused by the seasonal variations in the travel industry and by global events. The company expects these variations to continue in the future.

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

31.1  302 Certification (CEO)

31.2  302 Certification (Principal Financial Officer)

32.1  906 Certification (CEO)

32.2  906 Certification (Principal Financial Officer)

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONLINE VACATION CENTER HOLDINGS CORP


                              By:  /s/ Edward B. Rudner
                                   ---------------------------------------------
                                   Edward B. Rudner, Principal Executive Officer and Principal Financial Officer


DATED: May 15, 2006