Form 10QSB
period 2006-06-30
ONLINE VACATION CENTER HOLDINGS CORP
filed 2006-08-14
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2006.


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

Yes [ ]   No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2006, there were 16,806,777 shares of Common Stock, par value $.0001 per share, outstanding.

                                    I N D E X

                                                                                           Page
                                                                                           ----
Part I.      Financial Information.
-------      ----------------------
Item 1.      Financial Statements (Unaudited)

             Condensed Balance Sheets                                                        3

             Condensed Statements of Operations                                              4

             Condensed Statements of Cash Flows                                              6

             Notes to the Condensed Financial Statements                                     8

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                          22

Item 3.      Controls and Procedures.                                                        26

Part II.     Other Information.                                                              26
--------     ------------------

Item 1:      Legal Proceedings                                                               26

Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds                     26

Item 3:      Defaults upon Senior Securities                                                 26

Item 4:      Submission of Matters to a vote of Securities Holders                           27

Item 5:      Other Information                                                               27

Item 6:      Exhibits                                                                        27

Signature                                                                                    28

             ONLINE VACATION CENTER HOLDINGS CORP. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        June 30             December 31,
                                                                          2006                  2005
                                                                   -------------------  ---------------------
                                                                      (Unaudited)
                            ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           $       2,903,991    $         2,213,182
Accounts receivable, net                                                      559,358                581,896
Prepaid expenses and other current assets                                     337,375                220,720
                                                                   ------------------   --------------------
Total Current Assets                                                        3,800,724              3,015,798

Restricted cash                                                               315,000                315,000
Property and equipment, net                                                    90,800                111,100
Deferred income taxes                                                         700,973              1,116,148
Intangible assets, net                                                         42,426                 44,314
                                                                   ------------------   --------------------
Total Assets                                                        $       4,949,923    $         4,602,360
                                                                   ==================   ====================

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                            $       1,075,591    $           894,187
Deferred revenue                                                              448,559                479,434
Customer deposits                                                           1,326,066              1,575,475
                                                                   ------------------   --------------------
Total Current Liabilities                                                   2,850,216              2,949,096


Subordinate Debentures                                                              -              3,000,000
                                                                   ------------------   --------------------
Total Liabilities                                                           2,850,216              5,949,096
                                                                   ------------------   --------------------

Shareholders' Equity (Deficiency)
Common Stock, 20,000,000 shares authorized at
$.001 par value; 171,429 shares issued and outstanding                              -                    171
Common Stock, 80,000,000 shares authorized at
$.0001 par value; 16,806,777 shares issued and outstanding                      1,681                      -
Additional paid-in capital                                                  3,329,836                248,473
Accumulated deficit                                                        (1,231,810)            (1,595,380)
                                                                   ------------------   --------------------
Total Shareholders' Equity (Deficiency)                                     2,099,707             (1,346,736)
                                                                   ------------------   --------------------

Total Liabilities & Shareholders' Equity (Deficiency)               $       4,949,923    $         4,602,360
                                                                   ==================   ====================



       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

             ONLINE VACATION CENTER HOLDINGS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the three months ended June 30,


                                                                    2006                   2005
                                                             -------------------    --------------------
                                                                 (Unaudited)
NET REVENUES                                                  $        1,805,377     $        2,271,493

OPERATING EXPENSES:
Sales and marketing                                                      527,976                432,976
General and administrative                                               970,697              1,053,652
                                                             -------------------    -------------------

INCOME FROM OPERATIONS                                                   306,703                784,865
                                                             -------------------    -------------------

Other expenses:
  Interest expense, net                                                   18,250                (62,608)
                                                             -------------------    -------------------

Total other expenses, net                                                 18,250                (62,608)
                                                             -------------------    -------------------

Earnings from continuing operations
   before provision for income taxes                                     324,953                722,257

Provision (benefit) for income taxes                                     181,791               (644,163)
                                                             -------------------    -------------------

NET INCOME                                                    $          143,162     $        1,366,420
                                                             ===================    ===================

EARNINGS PER SHARE - Basic                                    $             0.01     $             0.08
                                                             ===================    ===================

Weighted average shares outstanding - basic                           16,806,777             16,806,777
                                                             ===================    ===================

EARNINGS PER SHARE - Diluted                                  $             0.01     $             0.08
                                                             ===================    ===================

Weighted average shares outstanding - Diluted                         17,106,777             17,106,777
                                                             ===================    ===================










       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

             ONLINE VACATION CENTER HOLDINGS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the six months ended June 30,


                                                                    2006                   2005
                                                             -------------------    -------------------
                                                                 (Unaudited)
NET REVENUES                                                  $        3,828,277     $        4,388,208

OPERATING EXPENSES:
Sales and marketing                                                      926,541              1,264,374
General and administrative                                             2,156,663              1,962,944
                                                             -------------------    -------------------

INCOME FROM OPERATIONS                                                   745,073              1,160,890
                                                             -------------------    -------------------

Other expenses:
  Interest expense, net                                                  (21,787)              (121,193)
                                                             -------------------    -------------------

Total other expenses, net                                                (21,787)              (121,193)
                                                             -------------------    -------------------

Earnings from continuing operations
   before provision for income taxes                                     723,287              1,039,697

Provision (benefit) for income taxes                                     359,717               (672,820)
                                                             -------------------    -------------------

NET INCOME                                                    $          363,570     $        1,712,517
                                                             ===================    ===================

EARNINGS PER SHARE - Basic                                    $             0.02     $             0.10
                                                             ===================    ===================

Weighted average shares outstanding - basic                           16,806,777             16,806,777
                                                             ===================    ===================

EARNINGS PER SHARE - Diluted                                  $             0.02     $             0.10
                                                             ===================    ===================

Weighted average shares outstanding - Diluted                         17,106,777             17,106,777
                                                             ===================    ===================










       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

             ONLINE VACATION CENTER HOLDINGS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the six months ended June 30,

                                                                              2006                         2005
                                                                     ----------------------      -------------------------
                                                                          (Unaudited)
Cash Flows from Operating Activities:
Net income                                                             $            363,570        $             1,712,517
Adjustments to reconcile to net cash inflow
  from operating activities:
Depreciation and amortization                                                        41,786                         34,173
Deferred income taxes                                                               415,175                       (731,938)
Non-cash stock-based compensation expense                                            82,873                              -
Changes in operating assets and liabilities:
Accounts receivable                                                                  22,538                       (109,796)
Prepaid expenses and other current assets                                          (116,655)                         4,787
Accounts payable and accrued expenses                                               181,404                         75,285
Deferred revenue                                                                    (30,875)                        84,747
Customer deposits                                                                  (249,409)                      (105,087)
Cash payments for settlement obligation                                                   -                        (52,500)

Net cash provided by operating activities                                           710,407                        912,188
                                                                     ----------------------      -------------------------

Cash Flows from Investing Activities:
Return of investment in restricted cash                                                   -                           (761)
Purchases of property and equipment                                                 (19,598)                       (30,571)
                                                                     ----------------------      -------------------------

Net cash (used in) investing activities                                             (19,598)                       (31,332)
                                                                     ----------------------      -------------------------

Net increase in cash and cash equivalents                                           690,810                        880,856

Cash and cash equivalents, beginning of year                                      2,213,182                      1,176,923
                                                                     ----------------------      -------------------------

Cash and cash equivalents, end of year                                 $          2,903,991        $             2,057,779
                                                                     ======================      =========================

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash paid for interest                                                 $             48,658        $               243,391
                                                                     ======================      =========================
Cash paid for taxes                                                    $             17,100        $                59,117
                                                                     ======================      =========================
Issuance of restricted stock                                           $              5,950        $                     -
                                                                     ======================      =========================




       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                       ONLINE VACATION CENTER HOLDINGS CORP. AND SUBSIDIARIES
                      STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)





                                                  Common Stock
                                         20,000,000 shares authorized          Additional         Accumulated
                                       Shares           $0.001 par value     Paid-in Capital        Deficit             Total
                                    --------------------------------------------------------------------------------------------
Balance - December 31, 2004               171,429                     171             248,473        (3,815,915)      (3,567,271)

Net income                                      -                       -                   -         2,220,535        2,220,535
                                    -------------      ------------------  ------------------  ----------------   --------------

Balance - December 31, 2005               171,429                     171             248,473        (1,595,380)      (1,346,736)
                                    =============      ==================  ==================  ================   ==============


                                                  Common Stock                  Additional        Accumulated
                                         80,000,000 shares authorized        Paid-in Capital        Deficit             Total
                                    --------------------------------------------------------------------------------------------
Share Exchange                           (171,429)                   (171)           (248,473)                -         (248,644)

Amended Capitalization                 16,799,777                   1,680           3,246,964                 -        3,248,644

Management & Director Equity Grants         7,000                       1              82,872                 -           82,873

Net income through June 30, 2006                -                       -                   -           363,570          363,570
                                    -------------      ------------------  ------------------  ----------------   --------------

Balance - June 30, 2006                16,806,777                   1,681           3,329,836        (1,231,810)       2,099,707
                                    =============      ==================  ==================  ================   ==============

















       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.
                                       7

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

     financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's year-end financial statements as of December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of June 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

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

     The Company generally recognized advertising revenues ratably over the advertising period, depending on the terms of the advertising contract. For the six-month periods ended June 30, 2006 and 2005, the Company derived no revenues from the sales of advertisements on its internet website. The Company applies EITF Issue No. 99-17, "Accounting for Advertising Barter Transactions", in the valuation and recognition of barter arrangements, however, during the current period, there was no revenue derived from barter agreements.

     Concentration of Credit Risk
     ----------------------------

     The Company's business is subject to certain risks and concentrations including dependence on relationships with travel suppliers (primarily cruise lines), and to a lesser extent, exposure to risks associated with online commerce security and credit card fraud. The Company is highly dependent on its relationships with three major cruise lines: Celebrity Cruises, Princess Cruises, and Royal Caribbean Cruise Line. The Company also depends on third party service providers for processing certain fulfillment services.

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

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and bank certificates of deposit. These accounts are maintained with financial institutions insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2006 and December 31, 2005, the balances at various financial institutions over the FDIC insured limit relating to cash and cash equivalents and restricted cash were approximately $2.7 million and $2.0 million, respectively. The Company believes these balances are not as risk as they are held by sound financial institutions.

     Advertising Costs
     -----------------

     Substantially all advertising costs are charged to expense as incurred and principally represent direct mail costs and online advertising, including fees paid to search engines and distribution partners. Direct mail advertising costs are recorded as prepaid expenses and charged to expense as consumed. Advertising expense for the six-month period ended June 30, 2006 and 2005 was $424,946 and $731,093, respectively. Advertising expense for the three-month period ended June 30, 2006 and 2005 was $228,372 and $194,808, respectively.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2006 and December 31, 2005, cash and cash equivalents include cash in the bank and cash on hand.

     Accounts Receivable
     -------------------

     Suppliers generally pay commissions between 60 days before to 90 days after travel has commenced, overrides in the first quarter following the period earned, and marketing invoices between 30 days to 90 days after invoice date. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the specific supplier's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are recognized as revenue in the period received. At June 30, 2006 and December 31, 2005, the allowance for doubtful accounts was $4,317.

     Restricted Cash
     ---------------

     In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A, "Current Assets and Current Liabilities", cash which is restricted as to withdrawal is considered a noncurrent asset. Restricted cash consists of

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     collateral for two letters of credit and a reserve for credit card processing. The Company's credit card processor, Global Payments, holds a $280,000 reserve for credit cards processed. Global Payments will hold this reserve for as long as the Company uses them as their credit card processor and will release all funds no later than six months after the final transaction deposit. Certificates of deposit of $35,000 are collateral for two outstanding letters of credit due to expire in 2007. The letters of credit are required by industry and state regulations and will be renewed.

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

                                                                 Depreciation/
                                                                 Amortization
                  Asset Category                                    Period
                  --------------                                 -------------
                  Office equipment                               2 to 3 Years
                  Furniture & fixture                            5 to 7 Years
                  Leasehold improvements                            6.5 Years

     Goodwill and Indefinite-Lived Intangible Assets
     -----------------------------------------------

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually at the beginning of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. At June 30, 2006 and December 31, 2005 there was no goodwill in the accompanying consolidated balance sheets.

     Long-Lived Assets
     -----------------

     The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property and equipment and purchased intangible assets with finite lives, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

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

     Comprehensive Income
     --------------------

     Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At June 30, 2006, there were no items to be included in accumulated other comprehensive income.

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

     Stock-Based Compensation
     ------------------------

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS No. 148") which amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company has adopted the expense recognition provision of SFAS 123 and is providing expense for stock based compensation for grants made on and after January 1, 2003. There was no stock based compensation granted during the year ended December 31, 2005. On March 16, 2006, 1,860,000 stock options and 7,000 restricted shares were granted to employees and directors under the 2005 Management and Director Equity Incentive and Compensation Plan. Compensation cost recognized in the six-month period ended June 30, 2006 was $76,923 for the stock options and $5,950 for the restricted shares.

     Off-Balance Sheet Arrangements
     ------------------------------

     The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to shareholders. Certain

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     officers and directors of the Company have provided personal guarantees to various lenders as required for the extension of credit to the Company.

     Recent Accounting Pronouncements
     --------------------------------

     Share-Based Payment

     In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of January 1, 2006. Compensation cost for stock options issued on March 16, 2006 was recognized and is included in the statement of operations for the six-month period ended June 30, 2006.

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

     Nonmonetary Exchange

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's current financial condition or results of operations.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Conditional Asset Retirement

     In March 2005, the FASB issued FASB Interpretation (FIN) No. 47 - "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS 143 (FIN No. 47). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the six month period ended June 30, 2006.

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

     NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following:

                                                                               June 30,            December 31,
                                                                           ----------------      ----------------
                                                                                 2006                  2005
                                                                           ----------------      ----------------
                  Prepaid expenses                                         $       254,831       $       140,176
                  Refundable deposits with suppliers                                82,544                80,543
                                                                           ----------------      ----------------
                  Prepaid expenses and other current assets                $       337,375       $       220,719
                                                                           ================      ================

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     NOTE 4 - PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                                               June 30,             December 31,
                                                                           ----------------      ----------------
                                                                                 2006                  2005
                                                                           ----------------      ----------------
                  Office equipment                                         $       350,864       $       332,663
                  Furniture & fixture                                               55,723                54,326
                  Leasehold improvements                                            67,368                67,368
                                                                           ----------------      ----------------
                                                                                   473,955               454,357

                  Less: Accumulated depreciation                                  (383,155)             (343,257)
                                                                           ----------------      ----------------
                  Property and equipment, net                              $        90,800       $       111,110
                                                                           ================      ================

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

     Intangible assets consist of the following:

                                                                              June 30,             December 31,
                                                                                2006                  2005
                                                                           ----------------      ----------------
                  Renaissance Cruises                                      $        50,000       $        50,000
                  Other trademarks                                                   6,642                 6,642
                                                                           ----------------      ----------------
                                                                                    56,642                56,642

                  Less: Accumulated amortization                                   (14,216)              (12,328)
                                                                           ----------------      ----------------
                  Intangible assets, net                                   $        42,426       $        44,314
                                                                           ================      ================

     NOTE 6 - DEFERRED REVENUES

     Deferred revenue consists of sales commission received from suppliers in advance of passenger cruise travel dates, net of cancellations. The advance sales commission is considered unearned revenue and recorded as deferred revenue in the accompanying consolidated balance sheets. At June 30, 2006

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     and December 31, 2005, deferred revenues were $448,559 and $479,434, respectively.

     NOTE 7 - CUSTOMER DEPOSITS

     Deposits received from customers in advance of passenger cruise travel dates are considered unearned revenues and recorded as customer deposit liabilities in the accompanying consolidated balance sheets. Customer deposits are subsequently recognized as revenues upon completion of passenger travel. At June 30, 2006 and December 31, 2005, customer deposits were $1,326,066 and $1,575,475, respectively.

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

     NOTE 9 - INCOME TAXES

     The provision (benefit) for income taxes from continued operations for the six month period ended June 30, 2006 and 2005 consist of the following:

                                                                                         June 30,
                                                                           --------------------------------------
                                                                                2006                  2005
                                                                           ----------------      ----------------
                  Current:
                           Federal                                         $       (55,458)      $             0
                           State                                           $             0       $             0
                                                                           ----------------      ----------------
                                                                                   (55,458)                    0
                  Deferred:
                           Federal                                         $       355,980       $       425,313
                           State                                                    59,195                66,835
                                                                           ----------------      ----------------
                                                                                   415,175               492,147
                  Tax (benefit) from the
                       decrease in valuation allowance                                  (0)           (1,164,967)
                                                                           ----------------      ----------------
                  Provision (benefit) for income taxes, net                $       359,717       $      (672,820)
                                                                           ================      ================

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                                                                                         June 30,
                                                                           --------------------------------------
                                                                                2006                  2005
                                                                           ----------------      ----------------
                  Statutory federal income tax rate                             35.0%                  35.0%
                  Decrease in valuation allowance                                0.0%                (112.0)%
                  State income taxes                                             5.3%                   5.5%
                  Other                                                          6.1%                   6.8%
                  Gain on sale of cigar assets                                   3.3%                   0.0%
                                                                           ----------------      ----------------
                  Effective tax rate                                            49.7%                 (64.7)%
                                                                           ================      ================

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

     Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

                                                                               June 30,              December 31,
                                                                                 2006                    2005
                                                                           ----------------      -------------------
                  Net operating loss carry-
                    forwards and AMT tax credit                            $       473,237       $          832,088
                  Depreciation and amortization                                    (16,135)                  85,568
                  Accruals and other                                               243,871                  198,492
                                                                           ----------------      -------------------
                           Deferred income tax asset                       $       700,973       $        1,116,148
                                                                           ================      ===================

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The net deferred tax assets and liabilities are comprised of the following:

                                                                              June 30,               December 31,
                                                                                2006                    2005
                                                                           ----------------      -------------------
                  Deferred tax assets
                           Current                                         $       243,871       $          234,809
                           Non-current                                             457,102                  881,339
                                                                           ----------------      -------------------
                           Net deferred income tax asset                   $       700,973       $        1,116,148
                                                                           ================      ===================

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

     Compensation cost recognized in the six-month period ended June 30, 2006 was $76,923. Compensation cost was calculated using the Black-Scholes model with the following assumptions: $1.27 exercise price; average remaining life between 2.5 and 3.5 years, depending on the option vesting; $0.85 stock price; 4.44% interest rate; 40% volatility; 5% forfeiture rate.

     Gross compensation cost to be recognized over the next two years is $313,998.

                                                                 Compensation                   Compensation
                                  ISOs               NQ           cost, gross   Forfeitures       cost, net
                              -----------       ------------      -----------   -----------       ---------
   Q1                         $    14,069       $     30,620          44,689        5%               42,455
   Q2                               7,388             28,894          36,283        5%               34,468
   Q3                               7,469             29,212          36,681        5%               34,847
   Q4                               7,469             29,212          36,681        5%               34,847
                              -----------       ------------       ---------        --            ---------
                2006          $    36,396       $    117,938         154,334        5%              146,618

   Q1                               6,633             28,577          35,210        5%               33,450
   Q2                               3,556             28,894          32,451        5%               30,828
   Q3                               3,595             29,212          32,807        5%               31,167
   Q4                               3,595             29,212          32,807        5%               31,167
                              -----------       ------------       ---------        --            ---------
                2007          $    17,380       $    115,895         133,275        5%              126,611

   Q1                               2,892             23,497          26,388        5%               25,069
                              -----------       ------------       ---------        --            ---------
                2008          $     2,892       $     23,497          26,388        5%               25,069

               Total          $    56,668       $    257,330         313,998        5%              298,298
                              ===========       ============       =========                      =========

     NOTE 11 - RELATED PARTY TRANSACTIONS

     Effective October 2005, Online Vacation Center Holdings, Inc. engaged Richard A. McKinnon to provide consulting services. In consideration for such services Mr. McKinnon received a monthly fee of $10,000. Mr. McKinnon continues to serve as a consultant to the Company at the same fee rate. Mr. McKinnon is currently serving as Chairman of the Company.

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

     Other Contract Obligations
     --------------------------

     During the course of business, the Company has entered into contracts for marketing, telephone and other related expenses. At June 30, 2006, the Company has obligations under the terms of these contracts in the amount of $133,185, $21,969 and $0 for the six-month period ended December 31, 2006 and the years ended December 31, 2007, and 2008, respectively.

     At June 30, 2006, the Company had the following future minimum obligations for rental lease commitments, employment agreements and other contract obligations as follows:

                  Year                                              Amount
                  ----                                       -------------------
                  2006                                        $         398,708
                  2007                                        $         568,300
                  2008                                        $         473,618
                  2009 and thereafter                         $         192,540

     Benefit Plan
     ------------

     The Company participates in a multi-employer 401 (k) Plan managed by a professional employer organization the Company retains for administering payroll and employee benefits programs. Contributions to the Plan are at the discretion of the Company's board of directors. No contributions were approved as of June 30, 2006.

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

     NOTE 13 - SUBSEQUENT EVENT

     In August 2006, the Company's board of directors voted to establish the Online Vacation Center Holdings Corp. Deferred Compensation Plan (the "Plan") in order to provide for payments to be made to Edward B. Rudner (the "Executive") in respect of his accrued vacation and prior services rendered by him to the Company. This is a memorialization of an agreement that was entered on January 19, 2003, to provide for an accrual of the Executive's unpaid wages and vacation time. The Company will make a series of twenty-six (26) cash payments totaling $579,990 to the Executive, commencing on January 12, 2007. The description of the Plan does not purport to be complete and is qualified in its entirety by reference to the exhibit to this report.

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

The following discussion and analysis should be read in conjunction with the Online Vacation Center financial statements and notes thereto included as exhibits to this report. This discussion contains certain forward-looking statements that involve risks and uncertainties. Online Vacation Center's actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this information statement.

Results of Operations
---------------------

Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005
-------------------------------------------------------------------------

Revenues. Revenues decreased $559,931, or 13%, to $3,828,277 for the six month period ended June 30, 2006 from $4,388,208 for the six month period ended June 30, 2005. The decrease was primarily due to fewer customers traveling during the second quarter of 2006 as compared to the same period in 2005.

Operating expenses. Operating expenses, which include sales and marketing expenses and general and administrative expenses, were $3,083,204 for the six month period ended June 30, 2006 as compared to $3,227,318 for the six month period ended June 30, 2005, a decrease of $144,114 or 4%. The decrease was principally due to a decrease in sales and marketing expenses and management compensation which was partially offset by an increase in professional fees as described below. For the six month period ended June 30, 2006, sales and marketing expenses were $926,541 as compared to $1,264,374 for the six month period ended June 30, 2005, a decrease of $337,833 or 27%. Sales and marketing expenses primarily consist of sales salaries, commissions, and marketing expenses. The decrease is primarily due to a decrease in co-op marketing projects in the first quarter of 2006. For the six month period ended June 30, 2006, general and administrative expenses were $2,156,663 as compared to $1,962,944 for the six month period ended June 30, 2005, an increase of $193,719 or 10%. General and administrative expenses primarily include management compensation, professional services, and occupancy costs. For the six month period ended June 30, 2006, management compensation expenses were $1,186,430 as compared to $1,482,037 for the six month period ended June 30, 2005, a decrease of $295,607 or 20%. This decrease was primarily due to a salary decrease due to a new employment agreement with the company's president. For the six month period ended June 30, 2006, professional services expenses were $607,055 as compared to $134,868 for the six month period ended June 30, 2005, an increase of $472,187 or 350%. The increase was due to consulting, legal, and accounting expenses that were associated with the company's reverse merger transaction.

Income from Operations. For the six month period ended June 30, 2006, income from operations was $745,073 as compared to $1,160,890 for the six month period ended June 30, 2005, a decrease of $415,817 or 36%. The decrease was primarily due to a decrease in net revenues.

Other Expenses. Other expenses decreased to $21,787 for the six month period ended June 30, 2006 as compared to $121,193 for the six month period ended June 30, 2005. The decrease in other expenses was due to a decrease in interest expense associated with the subordinated debenture discussed below and an increase in interest income on the company's interest-bearing cash accounts.

Earnings from Continuing Operations. For the six month period ended June 30, 2006, earnings from continuing operations were $723,287 as compared to $1,039,697 for the six month period ended June 30, 2005, a decrease of $316,410 or 30%. The decrease was primarily due to a decrease in net revenues.

Provision (Benefit) for Income Taxes. The provision for income taxes increased to $359,717 for the six month period ended June 30, 2006 as compared to ($672,820) for the six month period ended June 30, 2005. The increase in the provision for income taxes resulted primarily from a decrease of the valuation allowance benefit. For the six month period ended June 30, 2006, the non-cash U.S. income tax provision, which includes a tax expense of $23,593 related to the gain on the sale of the assets relating to the cigar business to Alan Rubin in exchange for 2.7 million shares of stock, was $359,717 as compared to $492,147 for the six month period ended June 30, 2005, an decrease of $132,700. For the six month period ended June 30, 2006, the valuation allowance benefit was $0 as compared to $1,164,967 for the six month period ended June 30, 2005. SFAS No. 109, "Accounting for Income Taxes," requires that Online Vacation Center record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." The valuation allowance was decreased to $1,164,968 or 65% of the gross deferred tax asset of $1,792,258 in 2004 and decreased to $0 or 0% of the gross deferred tax asset of $1,116,148 in 2005 as described below.

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

Net Income. For the six month period ended June 30, 2006, net income was $359,165 as compared to $1,712,517 for the six month period ended June 30, 2005, a decrease of $1,353,352 or 79%. The decrease was primarily due to an increase in the provision for income taxes, as previously discussed.

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005
-----------------------------------------------------------------------------

Revenues. Revenues decreased $466,116, or 20.5%, to $1,805,377 for the three month period ended June 30, 2006 from $2,271,493 for the three month period ended June 30, 2005. The decrease was due to fewer customers traveling during the second quarter of 2006 as compared to the same period in 2005.

Operating expenses. Operating expenses include sales and marketing expenses and general and administrative expenses. For the three month period ended June 30, 2006, sales and marketing expenses were $527,976 as compared to $432,976 for the three month period ended June 30, 2005, an increase of $95,000 or 22%. Sales and marketing expenses primarily consist of sales salaries, commissions, and marketing expenses. The increase was primarily due to an increase in employee sales commissions and co-op marketing projects. For the three month period ended June 30, 2006, general and administrative expenses were $970,697 as compared to $1,053,652 for the three month period ended June 30, 2005, a decrease of $82,955 or 8%. General and administrative expenses primarily include management compensation, professional services, and occupancy costs. For the three month period ended June 30, 2006, management compensation expenses were $542,235 as compared to $827,216 for the three month period ended June 30, 2005, a decrease of $284,981 or 35%. This decrease was primarily due to a salary decrease due to a new employment agreement with the company's president. For the three month period ended June 30, 2006, professional services expenses were $240,646 as compared to $65,210 for the three month period ended June 30, 2005, an increase of $175,436 or 269%. The increase was due to consulting, legal, and accounting expenses that are associated with being a public company.

Income from Operations. For the three month period ended June 30, 2006, income from operations was $306,703 as compared to $784,865 for the three month period ended June 30, 2005, a decrease of $478,162 or 61%. The decrease was primarily due to a decrease in net revenues.

Other Income (Expense). Other income increased to $18,250 for the three month period ended June 30, 2006 as compared to ($62,608) for the three month period ended June 30, 2005. The decrease in other expenses was due to a decrease in interest expense associated with the subordinated debenture discussed below and an increase in interest income on the company's interest-bearing cash accounts.

Earnings from Continuing Operations. For the three month period ended June 30, 2006, earnings from continuing operations were $324,953 as compared to $722,257 for the three month period ended June 30, 2005, a decrease of $397,304 or 55%. The decrease was primarily due to a decrease in net revenues.

Provision (Benefit) for Income Taxes. The provision for income taxes increased to $181,791 for the three month period ended June 30, 2006 as compared to ($644,163) for the three month period ended June 30, 2005. The increase in the provision for income taxes resulted primarily from a decrease of the valuation allowance benefit. For the three month period ended June 30, 2006, the non-cash U.S. income tax provision was $181,791 as compared to $363,585 for the three month period ended June 30, 2005, an decrease of $181,794. For the three month period ended June 30, 2006, the valuation allowance benefit was $0 as compared to $1,007,748 for the three month period ended June 30, 2005. SFAS No. 109, "Accounting for Income Taxes," requires that Online Vacation Center record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." The valuation allowance was decreased to $1,164,968 or 65% of the gross deferred tax asset of $1,792,258 in 2004 and decreased to $0 or 0% of the gross deferred tax asset of $1,116,148 in 2005 as described below.

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

Net Income. For the three month period ended June 30, 2006, net income was $138,757 as compared to $1,366,420 for the three month period ended June 30, 2005, a decrease of $1,227,662 or 90%. The decrease was primarily due to an increase in the provision for income taxes, as previously discussed.

Liquidity and Capital Resources

Cash as of June 30, 2006 was $2,903,991 as compared to $2,213,182 as of December 31, 2005, an increase of $609,809. As of June 30, 2006, Online Vacation Center had a working capital surplus of $864,545 as compared to $66,702 as of December 31, 2005, an increase of $797,843. Total liabilities as of June 30, 2006 were $2,851,001 as compared to $5,949,096 as of December 31, 2005, a decrease of $3,098,095. Shareholders' equity as of June 30, 2006 was $2,095,302 as compared to a deficit of $1,346,736 as of December 31, 2005, an increase of $3,442,038. The decrease in liabilities and increase in shareholders' equity resulted primarily from the conversion of all outstanding subordinated debentures to shares of Online Vacation Center Holdings, Inc.'s common stock prior to the share exchange agreement, as discussed below, as well as additional net income.

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

Management believes that the existing cash and cash expected to be provided by operating activities will be sufficient to fund the short term capital and liquidity needs of its operations. Online Vacation Center may choose to seek to sell equity or debt securities or obtain credit lines from financial institutions to meet its longer-term liquidity and capital requirements, which includes strategic growth through mergers and acquisitions. There is no assurance that Online Vacation Center will be able to obtain additional capital or financing in amounts or on terms acceptable to Online Vacation Center, if at all or on a timely basis.

Online Vacation Center has historically been dependent on its relationships with three major cruise lines: Celebrity Cruises, Princess Cruises and Royal Caribbean Cruise Line. Online Vacation Center also depends on third party service providers for processing certain fulfillment services.

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

None.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Submission of Matters to a vote of Securities Holders

None.

ITEM  5: Other Information

         Executive Compensation. The Online Vacation Center Holdings Corp. Deferred Compensation Plan is included as an exhibit to this report.

ITEM  6: Exhibits

         10.2 Online Vacation Center Holdings Corp. Deferred Compensation Plan

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


DATED: August 14, 2006