Form 10QSB
period 2006-09-30
ONLINE VACATION CENTER HOLDINGS CORP
filed 2006-11-13
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2006.
                                        ------------------

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

Yes  [ ]              No  [X]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2006, there were 18,256,777 shares of Common Stock, par value $.0001 per share, outstanding.

                                    I N D E X


                                                                                           Page
                                                                                           ----
Part I.       Financial Information.                                                         3
-------       ----------------------

Item 1.       Financial Statements (Unaudited)                                               3

              Condensed Balance Sheets                                                       3

              Condensed Statements of Operations                                            4-5

              Condensed Statements of Cash Flows                                             6

              Statements of Changes in Shareholders' Equity                                  7

              Notes to the Condensed Financial Statements                                    8

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.                                                         22

Item 3.       Controls and Procedures.                                                       26

Part II.      Other Information.                                                             26
--------      ------------------

Item 1:       Legal Proceedings                                                              26

Item 2:       Unregistered Sales of Equity Securities and Use of Proceeds                    26

Item 3:       Defaults upon Senior Securities                                                26

Item 4:       Submission of Matters to a vote of Securities Holders                          26

Item 5:       Other Information                                                              27

Item 6:       Exhibits                                                                       27

Signature                                                                                    28

PART I.       FINANCIAL INFORMATION.
-------       ----------------------

Item 1.       Financial Statements (Unaudited)


             ONLINE VACATION CENTER HOLDINGS CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     September 30         December 31,
                                                                         2006                 2005
                                                                  -------------------  --------------------
                                                                     (Unaudited)
                           ASSETS


CURRENT ASSETS
Cash and cash equivalents                                         $        2,915,387   $          2,213,182
Accounts receivable, net                                                     699,000                581,896
Prepaid expenses and other current assets                                    412,428                220,720
                                                                  ------------------   --------------------
Total Current Assets                                                       4,026,816              3,015,798

Restricted cash                                                              315,000                315,000
Property and equipment, net                                                   87,071                111,100
Deferred income taxes                                                        857,542              1,116,148
Goodwill                                                                   1,027,346                      -
Intangible assets, net                                                       989,497                 44,314
                                                                  ------------------   --------------------
Total Assets                                                      $        7,303,272   $          4,602,360
                                                                  ==================   ====================

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                          $        1,528,551   $            894,187
Deferred revenue                                                             569,200                479,434
Customer deposits                                                          1,608,516              1,575,475
                                                                  ------------------   --------------------
Total Current Liabilities                                                  3,706,267              2,949,096


Subordinate Debentures                                                             -              3,000,000
                                                                  ------------------   --------------------
Total Liabilities                                                          3,706,267              5,949,096
                                                                  ------------------   --------------------
Shareholders' Equity (Deficiency)
Common Stock, 20,000,000 shares authorized at
$.001 par value; 171,429 shares issued and outstanding                             -                    171
Common Stock, 80,000,000 shares authorized at
$.0001 par value; 18,256,777 shares issued and outstanding                     1,826                      -
Additional paid-in capital                                                 4,995,788                248,473
Accumulated deficit                                                       (1,400,609)            (1,595,380)
                                                                  ------------------   --------------------
Total Shareholders' Equity (Deficiency)                                    3,597,005             (1,346,736)
                                                                  ------------------   --------------------

Total Liabilities & Shareholders' Equity (Deficiency)             $        7,303,272   $          4,602,360
                                                                  ==================   ====================

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

             ONLINE VACATION CENTER HOLDINGS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the three months ended September 30,


                                                                  2006            2005
                                                              ------------    ------------
                                                               (Unaudited)
NET REVENUES                                                  $  1,260,148    $  1,612,857

Cost of goods sold                                                 177,092              --

GROSS PROFIT                                                     1,083,056       1,612,857

OPERATING EXPENSES:
Sales and marketing                                                489,972         519,758
General and administrative                                         939,786         936,410
                                                              ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                     (346,702)        156,689
                                                              ------------    ------------

Other income (expenses):
  Interest income (expense), net                                    27,152         (59,387)
                                                              ------------    ------------

Total other income (expenses), net                                  27,152         (59,387)
                                                              ------------    ------------

Earnings (loss) from continuing operations
   before provision for income taxes                              (319,550)         97,302

Provision (benefit) for income taxes                              (155,823)         39,407
                                                              ------------    ------------

NET INCOME (LOSS)                                             $   (163,727)   $     57,895
                                                              ============    ============

EARNINGS PER SHARE - Basic                                    $      (0.01)   $       0.00
                                                              ============    ============

Weighted average shares outstanding - basic                     18,256,777      18,256,777
                                                              ============    ============

EARNINGS PER SHARE - Diluted                                  $      (0.01)   $       0.00
                                                              ============    ============

Weighted average shares outstanding - Diluted                   18,556,777      18,556,777
                                                              ============    ============





       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

             ONLINE VACATION CENTER HOLDINGS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the nine months ended September 30,


                                                                  2006            2005
                                                               ------------   ------------
                                                               (Unaudited)
NET REVENUES                                                   $  5,083,352   $  6,001,064

Cost of goods sold                                                  177,092             --

GROSS PROFIT                                                      4,906,260      6,001,064

OPERATING EXPENSES:
Sales and marketing                                               1,416,514      1,784,132
General and administrative                                        3,096,448      2,899,354
                                                               ------------   ------------

INCOME FROM OPERATIONS                                              393,298      1,317,578
                                                               ------------   ------------

Other income (expenses):
  Interest income (expense), net                                      5,366       (180,580)
                                                               ------------   ------------

Total other income (expenses), net                                    5,366       (180,580)
                                                               ------------   ------------

Earnings from continuing operations
   before provision for income taxes                                398,664      1,136,998

Provision (benefit) for income taxes                                203,894       (633,413)
                                                               ------------   ------------

NET INCOME                                                     $    194,770   $  1,770,411
                                                               ============   ============

EARNINGS PER SHARE - Basic                                     $       0.01   $       0.10
                                                               ============   ============

Weighted average shares outstanding - basic                      18,256,777     18,256,777
                                                               ============   ============

EARNINGS PER SHARE - Diluted                                   $       0.01   $       0.10
                                                               ============   ============

Weighted average shares outstanding - Diluted                    18,556,777     18,556,777
                                                               ============   ============



       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

             ONLINE VACATION CENTER HOLDINGS CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended September 30,

                                                                            2006           2005
                                                                         -----------   ------------
                                                                         (Unaudited)
Cash Flows from Operating Activities:
Net income                                                               $   194,770    $ 1,770,411
Adjustments to reconcile to net cash inflow
  from operating activities:
  Provision for bad debts                                                                     3,509
  Depreciation and amortization                                               70,300         51,727
  Deferred income taxes                                                      258,606       (696,939)
  Non-cash stock-based compensation expense                                  117,720             --
Changes in operating assets and liabilities:
  Accounts receivable                                                       (117,104)      (153,670)
  Prepaid expenses and other current assets                                 (191,708)        35,094
  Accounts payable and accrued expenses                                      433,114        109,103
  Deferred revenue                                                            89,766        133,010
  Customer deposits                                                           33,041        (81,478)
  Cash payments for settlement obligation                                         --       (166,250)

Net cash provided by operating activities                                    888,505      1,004,517
                                                                         -----------    -----------

Cash Flows from Investing Activities:
  Return of investment in restricted cash                                         --           (920)
  Purchases of property and equipment                                        (36,300)       (44,401)
  Cash paid for acquisitions                                                (150,000)            --
                                                                         -----------    -----------

Net cash (used in) investing activities                                     (186,300)       (45,321)
                                                                         -----------    -----------

Net increase in cash and cash equivalents                                    702,205        959,196

Cash and cash equivalents, beginning of year                               2,213,182      1,176,923
                                                                         -----------    -----------

Cash and cash equivalents, end of year                                   $ 2,915,387    $ 2,136,119
                                                                         ===========    ===========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------
Cash paid for interest                                                   $    48,658    $   305,091
                                                                         ===========    ===========
Cash (refunded) paid for taxes, net                                      $   (30,627)   $    59,117
                                                                         ===========    ===========
Issuance of restricted stock                                             $ 1,637,200    $        --
                                                                         ===========    ===========

Purchases of capital assets included in accounts payable and
 accrued liabilities at period end                                       $   201,250    $        --
                                                                         ===========    ===========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

             ONLINE VACATION CENTER HOLDINGS CORP. AND SUBSIDIARIES
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY





                                              Common Stock
                                      20,000,000 shares authorized          Additional           Accumulated
                                   Shares           $0.001 par value      Paid-in Capital          Deficit            Total
                               ---------------------------------------   ------------------  ------------------- -----------------
Balance - December 31, 2004            171,429                     171              248,473          (3,815,915)        (3,567,271)

Net income                                   -                       -                    -           2,220,535          2,220,535
                               ---------------      ------------------   ------------------  ------------------  -----------------

Balance - December 31, 2005            171,429                     171              248,473          (1,595,380)        (1,346,736)
                               ===============      ==================   ==================  ==================  =================

                                                   Common Stock                    Additional       Accumulated
                                          80,000,000 shares authorized          Paid-in Capital        Deficit           Total
                                       -------------------------------------  ------------------  -----------------  -------------
Share Exchange                              (171,429)                   (171)          (248,473)                  -       (248,644)

Amended Capitalization                    16,799,777                   1,680          3,246,964                   -      3,248,644

Management & Director Equity Grants            7,000                       1            122,012                   -        122,013

PIP Acquisition                            1,450,000                     145          1,631,105                   0      1,631,250

Net income through September 30, 2006              -                       -                  -             194,770        194,770
                                       -------------      ------------------ ------------------  ------------------  -------------

Balance - September 30, 2006              18,256,777                   1,826          5,000,081          (1,400,609)     3,601,298
                                       =============      ================== ==================  ==================  =============
















           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     NOTE 1 - BACKGROUND

     Overview
     --------

     Online Vacation Center Holdings Corp. (the "Company") is a Florida holding company, focused on building a network of diversified vacation sellers with a range of products that can be cross-sold to an extensive customer base. Target businesses will be financially and technologically sound and provide a high degree of personalized service to help customers research, plan and purchase a vacation.

     The company provides vacation travel services through its wholly owned subsidiaries Online Vacation Center, Inc., an internet-based vacation seller focused on serving the affluent retiree market and Thoroughbred Travel LLC, an upscale travel agency based in Houston, Texas that operates under the Journeys Unlimited name. Additionally, the company, through its wholly owned subsidiary Phoenix International Publishing, is the U.K.'s leading publisher of consumer magazines and guides about travel to the U.S. and Canada.

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

     Interim Financial Statements
     ----------------------------

     The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's year-end financial statements as of December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of financial position as of September 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year.

     Revenue Recognition
     -------------------

     The Company recognizes revenue in accordance with Staff Accounting Bulletin
     (SAB) No. 104 "Revenue Recognition in Financial Statements", which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Vacation travel sales transactions are billed to customers at the time of booking, however revenue is not recognized on the accompanying consolidated financial statements until the customers' travel occurs. Publication revenue is recognized upon production of the magazine or travel guide.

     Emerging Issues Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", discusses the weighing of the relevant qualitative factors regarding the Company's status as a primary obligor and the extent of their pricing latitude. Based upon the Company's evaluation of vacation travel sales transactions and in accordance with the various indicators identified in EITF Issue No. 99-19, the Company's vacation travel suppliers assume the majority of the business risks such as providing the service and the risk of unsold travel packages. As such, all vacation travel sales transactions are to be recorded at the net amount, which is the amount charged to the customer less the amount to be paid to the supplier. The method of net revenue presentation does not impact operating profit, net income, earnings per share or cash flows.

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

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and bank certificates of deposit. These accounts are maintained with financial institutions insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2006 and December 31, 2005, the balances at various financial institutions over the FDIC insured limit relating to cash and cash equivalents and restricted cash were approximately $2.7 million and $2.0 million, respectively. The Company believes these balances are not at risk as they are held by sound financial institutions.

     Advertising Costs
     -----------------

     Substantially all advertising costs are charged to expense as incurred and principally represent direct mail costs and online advertising, including fees paid to search engines and distribution partners. Direct mail advertising costs are recorded as prepaid expenses and charged to expense as consumed. Advertising expense for the nine-month period ended September 30, 2006 and 2005 was $641,053 and $1,006,789, respectively. Advertising expense for the three-month period ended September 30, 2006 and 2005 was $216,107 and $275,696, respectively.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2006 and December 31, 2005, cash and cash equivalents include cash in the bank and cash on hand.

     Accounts Receivable
     -------------------

     Vacation travel suppliers generally pay commissions between 60 days before to 90 days after travel has commenced, overrides in the first quarter following the period earned, and marketing invoices between 30 days to 90 days after invoice date. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the specific supplier's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are recognized as revenue in the period received. At September 30, 2006 and December 31, 2005, the allowance for doubtful accounts was $4,317.

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
                                                           Depreciation/
                                                           Amortization
                  Asset Category                              Period
                  -------------                           ---------------
                  Office equipment                         2 to 3 Years
                  Furniture & fixture                      5 to 7 Years
                  Leasehold improvements                      6.5 Years

     Goodwill and Indefinite-Lived Intangible Assets
     -----------------------------------------------

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually at the beginning of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. At September 30, 2006 and December 31, 2005, goodwill in the accompanying consolidated balance sheets was $1,027,346 and $0.

     Long-Lived Assets
     -----------------

     The Company's accounting policy regarding the assessment of the

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

     Foreign Currency Translation
     ----------------------------

     The Company conducts publishing operations in both the United States and the United Kingdom, whose functional currency is the British pound. At the balance sheet date, each asset, liability, revenue and expense is recorded in British pounds by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are translated into US dollars by using the exchange rate in effect at that date. The resulting foreign currency transaction gains and losses are included in operating revenues and expenses for the year. These gains or losses were insignificant in the nine-month period ended September 30, 2006 and 2005.

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

     Comprehensive Income
     --------------------

     Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At September 30, 2006, there were no material items to be included in accumulated other comprehensive income.

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

     Stock-Based Compensation
     ------------------------

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS No. 148") which amends FASB

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company has adopted the expense recognition provision of SFAS 123 and is providing expense for stock based compensation for grants made on and after January 1, 2003. There was no stock based compensation granted during the year ended December 31, 2005. On March 16, 2006, 1,860,000 stock options and 7,000 restricted shares were granted to employees and directors under the 2005 Management and Director Equity Incentive and Compensation Plan. Compensation cost recognized in the nine-month period ended September 30, 2006 was $111,771 for the stock options and $5,950 for the restricted shares.

     Off-Balance Sheet Arrangements
     ------------------------------

     The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to shareholders. An officer of the Company has provided personal guarantees to various lenders as required for the extension of credit to the Company.

     Recent Accounting Pronouncements
     --------------------------------

     Share-Based Payment

     In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of January 1, 2006. Compensation cost for stock options issued on March 16, 2006 was recognized and is included in the statement of operations for the nine-month period ended September 30, 2006.

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

     Conditional Asset Retirement

     In March 2005, the FASB issued FASB Interpretation (FIN) No. 47 - "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS 143 (FIN No. 47). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the nine-month period ended September 30, 2006.

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

     NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following:

                                                                            September 30,          December 31,
                                                                           ----------------      ----------------
                                                                                2006                  2005
                                                                           ----------------      ----------------
                  Prepaid expenses                                         $        337,238      $        140,176
                  Refundable deposits with suppliers                                 75,190                80,543
                                                                           ----------------      ----------------
                  Prepaid expenses and other current assets                $        412,428      $        220,719
                                                                           ================      ================

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     NOTE 4 - PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:
                                                                            September 30,          December 31,
                                                                           ----------------      ----------------
                                                                                2006                   2005
                                                                           ----------------      ----------------
                  Office equipment                                         $        367,158      $        332,663
                  Furniture & fixture                                                56,083                54,326
                  Leasehold improvements                                             67,368                67,368
                                                                           ----------------      ----------------
                                                                                    490,609               454,357

                  Less: Accumulated depreciation                                   (403,538)             (343,257)
                                                                           ----------------      ----------------
                  Property and equipment, net                              $         87,071      $        111,110
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

     During 2006, Online Vacation Center Holdings, Inc. acquired Phoenix International Publishing, LLC. A third-party company was hired to prepare a valuation to assist management of the Company in its allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of Phoenix's intangible assets. The costs related to Phoenix's intangible assets have been capitalized and are being amortized over their expected useful life, ranging from 4 to 15 years.

     The estimated aggregate amortization expense is $135,593 per year for each of the three succeeding fiscal years, $111,426 in the fourth succeeding fiscal year, and $63,093 in the fifth succeeding fiscal year.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Intangible assets consist of the following:

                                                                             September 30,          December 31,
                                                                                 2006                  2005
                                                                           ----------------      ----------------
                  Phoenix International Publishing                         $        959,000      $              0
                  Renaissance Cruises                                                50,000                50,000
                  Other trademarks                                                    6,642                 6,642
                                                                           ----------------      ----------------
                                                                                  1,015,642                56,642

                  Less: Accumulated amortization                                    (26,145)              (12,328)
                                                                           ----------------      ----------------
                  Intangible assets, net                                   $       989,497       $         44,314
                                                                           ================      ================

     NOTE 6 - DEFERRED REVENUES

     Deferred revenue consists of sales commission received from vacation travel suppliers in advance of passenger cruise travel dates, net of cancellations and amounts received on publishing to be produced in the future. The advance sales commission and publishing revenue is considered unearned revenue and recorded as deferred revenue in the accompanying consolidated balance sheets. At September 30, 2006 and December 31, 2005, deferred revenues were $569,200 and $479,434, respectively.

     NOTE 7 - CUSTOMER DEPOSITS

     Deposits received from customers in advance of passenger cruise travel dates are considered unearned revenues and recorded as customer deposit liabilities in the accompanying consolidated balance sheets. Customer deposits are subsequently recognized as revenues upon completion of passenger travel. At September 30, 2006 and December 31, 2005, customer deposits were $1,608,516 and $1,575,475, respectively.

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

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     NOTE 9 - INCOME TAXES

     The provision (benefit) for income taxes from continued operations for the nine month period ended September 30, 2006 and 2005 consist of the following:

                                                                                       September 30,
                                                                           --------------------------------------
                                                                                2006                  2005
                                                                           ----------------      ----------------
                  Current:
                               Federal                                     $        (59,350)    $               0
                               State                                       $          4,636                     0
                                                                           ----------------      ----------------
                                                                                    (54,714)                    0
                  Deferred:
                           Federal                                         $        221,736      $        459,369
                           State                                                     36,872                72,186
                                                                           ----------------      ----------------
                                                                                    258,608               531,555
                  Tax (benefit) from the
                       decrease in valuation allowance                                   (0)           (1,164,967)
                                                                           ----------------      ----------------
                  Provision (benefit) for income taxes, net                $        203,894      $       (633,413)
                                                                           ================      ================

     The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                                                                                       September 30,
                                                                           --------------------------------------
                                                                                2006                  2005
                                                                           ----------------      ----------------
                  Statutory federal income tax rate                            35.0%                  35.0%
                  Decrease in valuation allowance                               0.0%                (102.5)%
                  State income taxes                                            5.5%                   5.5%
                  Other                                                         4.5%                   6.3%
                  Gain on sale of cigar assets                                  6.1%                   0.0%
                                                                           ----------------      ----------------
                  Effective tax rate                                           51.1%                 (55.7)%
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

     Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

                                                                              September 30,          December 31,
                                                                                 2006                    2005
                                                                           ----------------      -------------------
                  Net operating loss carry-
                       forwards and AMT tax credit                         $        593,746      $           832,088
                  Depreciation and amortization                                     (16,685)                  85,568
                  Accruals and other                                                280,481                  198,492
                                                                           ----------------      -------------------
                           Deferred income tax asset                       $        857,542      $         1,116,148
                                                                           ================      ===================

     The net deferred tax assets and liabilities are comprised of the following:

                                                                             September 30,           December 31,
                                                                                2006                    2005
                                                                           ----------------      -------------------
                  Deferred tax assets
                           Current                                         $        247,966      $           234,809
                           Non-current                                              609,576                  881,339
                                                                           ----------------      -------------------
                           Net deferred income tax asset                   $        857,542      $         1,116,148
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

     Compensation cost recognized in the nine-month period ended September 30, 2006 was $111,771. Compensation cost was calculated using the Black-Scholes model with the following assumptions: $1.27 exercise price; average remaining life between 2.5 and 3.5 years, depending on the option vesting; $0.85 stock price; 4.44% interest rate; 40% volatility; 5% forfeiture rate.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Gross compensation cost to be recognized over the next two years is $313,998.

                                                Compensation                  Compensation
                           ISOs          NQ      cost, gross    Forfeitures     cost, net
                           ----          --      -----------    -----------     ---------
   Q1                 $   14,069  $    30,620        44,689        5%              42,455
   Q2                      7,388       28,894        36,283        5%              34,468
   Q3                      7,469       33,731        36,681        5%              34,847
   Q4                      7,469       29,212        36,681        5%              34,847
                      ----------  -----------    ----------        --          ----------
                2006  $   36,396  $   117,938       154,334        5%             146,618

   Q1                      6,633       28,577        35,210        5%              33,450
   Q2                      3,556       28,894        32,451        5%              30,828
   Q3                      3,595       29,212        32,807        5%              31,167
   Q4                      3,595       29,212        32,807        5%              31,167
                      ----------  -----------    ----------        --          ----------
                2007  $   17,380  $   115,895       133,275        5%             126,611

   Q1                      2,892       23,497        26,388        5%              25,069
                      ----------  -----------    ----------        --          ----------
                2008  $    2,892  $    23,497        26,388        5%              25,069

               Total  $   56,668  $   257,330       313,998        5%             298,298
                      ==========  ===========    ==========                    ==========

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

     NOTE 12 - COMMITMENTS AND CONTIGENCIES

     Lease Commitments
     -----------------

     Online Vacation Center Holdings, Inc. has entered into a lease for approximately 10,000 square feet of corporate office space in Plantation, Florida. Total monthly lease payments, which include a proportionate share of building operating expenses, are $16,182 through June 2007 and increase approximately three percent each year thereafter. The current lease term is through June 30, 2008.

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

     As of the effective date of the share exchange, Online Vacation Center Holdings, Inc. had an obligation under the terms of its employment agreement with Mr. Rudner for compensation and benefits in the amount of $579,990. The obligation has been assumed by the Company. In August 2006, the Company's board of directors voted to establish the Online Vacation Center Holdings Corp. Deferred Compensation Plan in order to provide for payments to be made to Mr. Rudner for this obligation. The Company will make a series of twenty-six (26) cash payments totaling $579,990 to Mr. Rudner, commencing on January 12, 2007.

     Other Contract Obligations
     --------------------------

     During the course of business, the Company has entered into contracts for marketing, telephone and other related expenses. At September 30, 2006, the Company has obligations under the terms of these contracts in the amount of $91,791, $179,467 and $0 for the three-month period ended December 31, 2006 and the years ended December 31, 2007, and 2008, respectively.

     At September 30, 2006, the Company had the following future minimum obligations for rental lease commitments, employment agreements and other contract obligations as follows:

                  Year                                         Amount
                  ----                                   -----------------

                  2006                                   $         275,052
                  2007                                   $         927,797
                  2008                                   $         675,618
                  2009 and thereafter                    $         423,477

     Benefit Plan
     ------------

     The Company participates in a multi-employer 401 (k) Plan managed by a professional employer organization the Company retains for administering payroll and employee benefits programs. Contributions to the Plan are at the discretion of the Company's board of directors. No contributions were approved as of September 30, 2006.

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

     NOTE 13 - SUBSEQUENT EVENT

     On October 3, 2006, Online Vacation Center Holdings Corp. consummated the acquisition of La Fern, Inc., a Miami Lakes, Florida travel agency, operating as eLeisureLink.com, that provides a one stop location for vacation values, pursuant to the terms of an Acquisition Agreement, dated October 3, 2006, by and among Online Vacation Center Holdings Corp., a Florida corporation, La Fern, Inc. d/b/a/ Leisure Link International, a Florida corporation, and Lawrence Fishkin, an individual.

     Pursuant to the Acquisition Agreement, Online Vacation Center Holdings Corp. purchased and acquired all of the issued and outstanding ownership interests of La Fern, Inc. for $ 25,000 cash and a $ 375,000 Convertible Note, bearing interest at 6% per annum, with principal payable at maturity of October 1, 2009 and interest payable semi-annually on April 1, 2007 and on each April 1 and October 1 thereafter. The note may not be prepaid and shall be convertible at the election of Holder prior to maturity into 187,500 shares of Online Vacation Center Holdings Corp. common stock at a conversion price equal to $2.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Online Vacation Center Holdings Corp. (the "Company") is a Florida holding company, focused on building a network of diversified vacation sellers with a range of products that can be cross-sold to an extensive customer base. Target businesses will be financially and technologically sound and provide a high degree of personalized service to help customers research, plan and purchase a vacation.

 The company provides vacation travel services through the following wholly owned subsidiaries:

     o Online Vacation Center, Inc.- an internet-based vacation seller focused on serving the affluent retiree market

     o Thoroughbred Travel LLC - an upscale travel agency based in Houston, Texas that operates under the Journeys Unlimited name.

Additionally, the company, through its wholly owned subsidiary Phoenix International Publishing LLC, is the U.K.'s leading publisher of consumer magazines and guides about travel to the U.S. and Canada.

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included as exhibits to this report. This discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this information statement.

Results of Operations
---------------------

Nine Months Ended September 30, 2006 Compared To Nine Months Ended
------------------------------------------------------------------
September 30, 2005
------------------

Revenues. Revenues decreased $917,712, or 15%, to $5,083,352 for the nine month period ended September 30, 2006 from $6,001,064 for the nine month period ended September 30, 2005. Gross profit decreased $1,094,804, or 18%, to $4,906,260 for the nine month period ended September 30, 2006 from $6,001,064 for the nine month period ended September 30, 2005. The decrease was primarily due to fewer customers traveling during the second and third quarters of 2006 as compared to the same period in 2005.

Operating expenses. Operating expenses, which include sales and marketing expenses and general and administrative expenses, were $4,512,962 for the nine month period ended September 30, 2006 as compared to $4,683,486 for the nine month period ended September 30, 2005, a decrease of $170,524 or 4%. The decrease was principally due to a decrease in sales and marketing expenses and management compensation which was partially offset by an increase in professional fees as described below. For the nine month period ended September 30, 2006, sales and marketing expenses were $1,416,514 as compared to $1,784,132 for the nine month period ended September 30, 2005, a decrease of $367,618 or 21%. Sales and marketing expenses primarily consist of sales salaries, commissions, and marketing expenses. The decrease is primarily due to a decrease in co-op marketing projects in the first quarter of 2006. For the nine month period ended September 30, 2006, general and administrative expenses were $3,096,448 as compared to $2,899,354 for the nine month period ended September 30, 2005, an increase of $197,094 or 7%. General and administrative expenses primarily include management compensation, professional services, and occupancy costs. For the nine month period ended September 30, 2006, management compensation expenses were $1,788,561 as compared to $2,150,729 for the nine month period ended September 30, 2005, a decrease of $362,168 or 17%. This decrease was primarily due to a salary decrease related to a new employment agreement with the company's president. For the nine month period ended September 30, 2006, professional services expenses were $747,027 as compared to $254,879 for the nine month period ended September 30, 2005, an increase of $492,148 or 193%. The increase was due to consulting, legal, and accounting expenses that were associated with the company's reverse merger transaction and acquisition strategy.

Income from Operations. For the nine month period ended September 30, 2006, income from operations was $393,298 as compared to $1,317,578 for the nine month period ended September 30, 2005, a decrease of $924,280 or 70%. The decrease was primarily due to a decrease in revenues.

Other Income (Expense). Other income increased to $5,366 for the nine month period ended September 30, 2006 as compared to ($180,580) for the nine month period ended September 30, 2005. The increase in other income was due to a decrease in interest expense associated with the subordinated debenture discussed below and an increase in interest income on the company's interest-bearing cash accounts.

Earnings from Continuing Operations. For the nine month period ended September 30, 2006, earnings from continuing operations were $398,664 as compared to $1,136,998 for the nine month period ended September 30, 2005, a decrease of $738,334 or 65%. The decrease was primarily due to a decrease in revenues.

Provision (Benefit) for Income Taxes. The provision for income taxes increased to $203,894 for the nine month period ended September 30, 2006 as compared to ($633,413) for the nine month period ended September 30, 2005. The increase in the provision for income taxes resulted primarily from a decrease of the valuation allowance benefit. For the nine month period ended September 30, 2006, the non-cash U.S. income tax provision, which includes a tax expense of $24,443 related to the gain on the sale of the assets relating to the cigar business to Alan Rubin in exchange for 2.7 million shares of stock, was $203,894 as compared to $531,555 for the nine month period ended September 30, 2005, a decrease of $327,661. For the nine month period ended September 30, 2006, the valuation allowance benefit was $0 as compared to $1,164,967 for the nine month period ended September 30, 2005. SFAS No. 109, "Accounting for Income Taxes," requires that Online Vacation Center record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." The valuation allowance was decreased to $1,164,968 or 65% of the gross deferred tax asset of $1,792,258 in 2004 and decreased to $0 or 0% of the gross deferred tax asset of $1,116,148 in 2005 as described below.

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

Net Income. For the nine month period ended September 30, 2006, net income was $194,770 as compared to $1,770,411 for the nine month period ended September 30, 2005, a decrease of $1,575,641 or 89%. The decrease was primarily due to an increase in the provision for income taxes and a decrease in revenues.

Three Months Ended September 30, 2006 Compared To Three Months Ended
--------------------------------------------------------------------
September 30, 2005
------------------

Revenues. Revenues decreased $352,709, or 22%, to $1,260,148 for the three month period ended September 30, 2006 from $1,612,857 for the three month period ended September 30, 2005. Gross profit decreased $529,801, or 33%, to $1,083,056 for the three month period ended September 30, 2006 from $1,612,857 for the three month period ended September 30, 2005. The decrease was due to fewer customers traveling during the third quarter of 2006 as compared to the same period in 2005.

Operating expenses. Operating expenses include sales and marketing expenses and general and administrative expenses. For the three month period ended September 30, 2006, sales and marketing expenses were $489,972 as compared to $519,758 for the three month period ended September 30, 2005, a decrease of $29,786 or 6%. Sales and marketing expenses primarily consist of sales salaries, commissions, and marketing expenses. The decrease was primarily due to a slight decrease in co-op marketing projects. For the three month period ended September 30, 2006, general and administrative expenses were $939,786 as compared to $936,410 for the three month period ended September 30, 2005, an increase of $3,376 or 0.4%. General and administrative expenses primarily include management compensation, professional services, and occupancy costs. For the three month period ended September 30, 2006, management compensation expenses were $602,133 as compared to $668,692 for the three month period ended September 30, 2005, a decrease of $66,559 or 10%. This decrease was primarily due to a salary decrease due to a new employment agreement with the company's president. For the three month period ended September 30, 2006, professional services expenses were $139,972 as compared to $120,011 for the three month period ended September 30, 2005, an increase of $19,961 or 16%. The increase was due to the cost of board of director fees, which were not incurred when the company was private.

Income (Loss) from Operations. For the three month period ended September 30, 2006, income from operations was ($346,702) as compared to $156,689 for the three month period ended September 30, 2005, a decrease of $503,391 or 321%. The decrease was primarily due to a decrease in revenues.

Other Income (Expense). Other income increased to $27,152 for the three month period ended September 30, 2006 as compared to ($59,387) for the three month period ended September 30, 2005. The decrease in other expenses was due to a decrease in interest expense associated with the subordinated debenture discussed below and an increase in interest income on the company's interest-bearing cash accounts.

Earnings (Loss) from Continuing Operations. For the three month period ended September 30, 2006, earnings from continuing operations were ($319,550) as compared to $97,302 for the three month period ended September 30, 2005, a decrease of $416,852 or 428%. The decrease was primarily due to a decrease in revenues.

Provision (Benefit) for Income Taxes. The provision for income taxes decreased to ($155,823) for the three month period ended September 30, 2006 as compared to $39,407 for the three month period ended September 30, 2005. The decrease in the provision for income taxes resulted from a decrease in earnings from continuing operations.

Net Income (Loss). For the three month period ended September 30, 2006, net income was ($163,727) as compared to $57,895 for the three month period ended September 30, 2005, a decrease of $221,622 or 383%. The decrease was primarily due to a decrease in revenues.

Liquidity and Capital Resources

Cash as of September 30, 2006 was $2,915,387 as compared to $2,213,182 as of December 31, 2005, an increase of $702,206. As of September 30, 2006, the Company had a working capital surplus of $320,549 as compared to $66,702 as of December 31, 2005, an increase of $253,847. Total liabilities as of September 30, 2006 were $3,706,267 as compared to $5,949,096 as of December 31, 2005, a decrease of $2,242,829. Shareholders' equity as of September 30, 2006 was $3,597,005 as compared to a deficit of $1,346,736 as of December 31, 2005, an increase of $4,943,740. The decrease in liabilities and increase in shareholders' equity resulted primarily from the conversion of all outstanding subordinated debentures to shares of Online Vacation Center Holdings, Inc.'s common stock prior to the share exchange agreement, as discussed below, as well as the increase in capital related to the Phoenix International Publication LLC acquisition.

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

Management believes that the existing cash and cash expected to be provided by operating activities will be sufficient to fund the short term capital and liquidity needs of its operations. The Company may choose to seek to sell equity or debt securities or obtain credit lines from financial institutions to meet its longer-term liquidity and capital requirements, which includes strategic growth through mergers and acquisitions. There is no assurance that the Company will be able to obtain additional capital or financing in amounts or on terms acceptable to the Company, if at all or on a timely basis.

The Company has historically been dependent on its relationships with four major cruise lines: Celebrity Cruises, Princess Cruises, Norwegian Cruise Line and

Royal Caribbean Cruise Line. The Company also depends on third party service providers for processing certain fulfillment services.

The domestic and international leisure travel industry is seasonal and is sensitive to global events that are out of its control. The results of the Company have been subject to fluctuations caused by the seasonal variations in the travel industry and by global events. The company expects these variations to continue in the future.

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

PART II: OTHER INFORMATION
--------------------------

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


DATED: November 13, 2006