Form 10KSB
period 2006-12-31
ONLINE VACATION CENTER HOLDINGS CORP
filed 2007-03-21
CIK 1058786

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2006

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period _____ from ________  to

                         Commission file number: 0-32137
                      ONLINE VACATION CENTER HOLDINGS CORP.

                 (Name of Small business Issuer in Its Charter)

                Florida                                     65-0701352
      (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

    1801 N.W. 66TH Avenue, Suite 102                           33313
             Plantation, FL                                  (Zip Code)
(Address of Principal Executive Offices)

                 Issuer's Telephone Number, Including Area Code:
                                 (954) 377-6400

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Issuer's revenues for the most recent fiscal year ended December 31 2006 were $7,785,361

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,626,981 as of March 1, 2007 based on the closing price of the issuer's common stock on the Over-the-Counter Bulletin Board on said date ($2.92 per share). For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.

      The number of shares outstanding of the registrant's common stock as of December 31, 2006: 18,256,777

                       Documents Incorporated By Reference

      None.

      Transitional Small Business Disclosure Format: Yes |_| No |X|

================================================================================

                                TABLE OF CONTENTS

                                                                                                             Page No.
PART I

     ITEM 1. DESCRIPTION OF BUSINESS...................................................................          4
     ITEM 2. DESCRIPTION OF PROPERTY...................................................................         10
     ITEM 3. LEGAL PROCEEDINGS.........................................................................         10
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................         10

PART II

     ITEM 5. MARKET FOR COMMON EQUITY, RELATED  STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
      PURCHASES OF EQUITY SECURITIES...................................................................         11
     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.................................         12
     ITEM 7. FINANCIAL STATEMENTS......................................................................         17
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....         17
     ITEM 8A. CONTROLS AND PROCEDURES..................................................................         17
     ITEM 8B.  OTHER INFORMATION.......................................................................         17
PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
      16(A) OF THE EXCHANGE ACT........................................................................         18
     ITEM 10. EXECUTIVE COMPENSATION...................................................................         21
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
      MATTERS..........................................................................................         25
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED  TRANSACTIONS..........................................         27
     ITEM 13. EXHIBITS.................................................................................         27
     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...................................................         28

SIGNATURES.............................................................................................         30

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about Online Vacation Center Holdings Corp. (the "Company") and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of the Company to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in this Report in Part I Item 1 and the risks discussed in our other Securities and Exchange Commission filings. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Online Vacation Center Holdings Corp., a Florida holding company ("we," "us," or the "Company"), provides vacation travel services through our four wholly-owned subsidiaries which are listed below:

      - Online Vacation Center, Inc. is an internet-based vacation seller focused on serving the affluent retiree market;

      -Phoenix International Publishing, LLC is the United Kingdom's leading publisher of consumer magazines and guides about travel to the U.S. and Canada;

      -Thoroughbred Travel, LLC, is an upscale travel agency operating as Journeys Unlimited in Houston, Texas; and

      -La Fern, Inc. is a Florida travel agency that sells land-based vacations operating as eLeisureLink.com.

We are focused on building a network of diversified vacation sellers with a range of products that can be cross-marketed to our extensive customer base. Target businesses will be financially and technologically sound and provide a high degree of personalized service to help customers research, plan and purchase a vacation.

We were originally incorporated in the State of Florida under the name of Online Vacation Center Holdings, Inc. in October 2000 by Edward B. Rudner. On March 16, 2006, we acquired control of Alec Bradley Cigar Corp, a publicly traded company and the predecessor to our Company in a reverse merger transaction. Under a share exchange agreement ("Share Exchange Agreement") dated August 25, 2005, effective as of March 15, 2006, Alec Bradley Cigar Corp issued to Online Vacation Center Holdings, Inc. interest holders an aggregate of 15,000,000 shares of its common stock in exchange for a 100% interest in Online Vacation Center Holdings, Inc and sold all of its assets (and transferred all of its liabilities) to Alan Rubin, its sole executive officer, director and principal shareholder. For accounting purposes the consummation of these actions resulted in a reverse merger and Online Vacation Center Holdings, Inc. is the accounting survivor and surviving business entity; however, Alec Bradley Cigars Corp. is the surviving legal entity. As part of the Share Exchange Agreement, Alec Bradley Cigar Corp changed its name to Online Vacation Center Holdings Corp.

Since completing the reverse merger transaction on March 15, 2006, we have acquired three companies, which are listed above as our subsidiary companies:
Phoenix International Publishing, LLC, Thoroughbred Travel, LLC and La Fern, Inc. We intend on pursuing an active acquisition strategy to further expand our business during the upcoming fiscal year. We believe that the leisure travel services industry is highly fragmented and that the combining of complimentary businesses should produce positive results. In addition, our management believes significant internal growth opportunities are available to a well capitalized company providing a broad range of personalized vacation experiences.

As reported by Travel Industry Association, the total domestic US travel and tourism market was estimated at $646 billion dollars in 2005. Our core target market is the tour and cruise portion of that market, estimated at approximately $17 billion dollars in 2005. Additionally, increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, 29% of U.S. leisure and unmanaged travel expenditures occurred online in 2005, more than double the 14% rate in 2002.

All references in this Annual Report to the "Company", "we" or "our" refer to Online Vacation Center Holdings Corp. and our subsidiaries unless otherwise noted. Our main telephone number is 954-377-6400 and our web site is located at www.onlinevacationcenter.com. The content on our web site is not incorporated by reference into this filing.

Operations

We provide vacation travel services from our call center located in Plantation, Florida, our retail location in Houston, Texas, and our offices in Dallas, Texas and London and Horsham, England. Sales are completed via the Internet, by telephone, or in person.

Marketing

Marketing of vacation travel services utilizes publications, direct mail, outbound telemarketing and email blasts. We are able to stay in touch with consumers by utilizing these methods.

Principal Suppliers

We have historically been dependent on our relationships with three major cruise lines: Celebrity Cruises, Norwegian Cruise Line and Princess Cruises. Additionally, we depend on third party service providers for processing certain fulfillment services.

Intellectual Property

We have registered three service marks: two for "Online Vacation Center" and one for "Your Personal Vacation Managers."

Employees

At December 31, 2006, we had 50 full-time employees; 31 are sales and marketing personnel and 19 hold administrative and executive positions. No personnel are covered by a collective bargaining agreement. We believe our relationships with our employees are good.

Competition

The travel service industry is extremely competitive and has low barriers to entry. We compete with other distributors of travel services, travel providers, travel agents, tour operators, central reservation service providers and with conventional and electronic publishers of travel media. Companies including, but not limited to, Travelocity, Expedia and Orbitz, have greater experience, brand name recognition and financial resources than us.

Regulation

We believe that we are in compliance with all federal regulatory requirements, including the CAN-SPAM Act of 2003 which regulates commercial electronic mail on a nationwide basis. We adhere to the law by properly representing the nature of our commercial email messages, not tampering with source and transmission information and obtaining email addresses through lawful means.

Risk Factors

Our growth strategy is based on a merger and acquisition strategy and there can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our operations without substantial costs, delays or other operational or financial problems.

We intend to increase our revenues, expand the markets we serve and increase our services through the acquisition or merger of additional operating companies. In fiscal 2006, we acquired three companies and intend on making additional acquisitions in fiscal 2007. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into our operations without substantial costs, delays or other operational or financial problems. Increased competition for acquisition or merger candidates may develop, in which event there may be fewer acquisition and merger opportunities available to us as well as higher acquisition or merger prices. Further, acquisitions and mergers involve a number of special risks, including possible adverse effects on our operating results, diversion of management's attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on our business, financial condition and results of operations. Customer dissatisfaction or performance problems at a single acquired company could also have an adverse effect on our reputation. We may also seek international acquisitions that may be subject to additional risks associated with doing business in foreign countries. In addition, there can be no assurance that businesses acquired will achieve anticipated revenues and earnings.

Since we may finance future acquisitions and mergers in part by using shares of our common stock for the consideration to be paid, if in the event that our common stock does not maintain a sufficient market value, or potential acquisition and merger candidates are otherwise unwilling to accept our common stock as the consideration for the sale of their businesses, we may be required to issue additional shares of stock or utilize more of our cash resources, if available, in order to maintain our acquisition program.

If we have insufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financings. There can be no assurance that other financing will be available to us on terms we deem acceptable or if at all. If we are unable to obtain financing sufficient for all of our desired acquisitions and mergers, we may be unable to fully carry out our expansion strategy. If funding is insufficient, we may be required to delay, reduce the scope of or eliminate some or all of our expansion programs.

We intend to use our common stock as an integral part of our expansion and acquisition strategy If the acquisitions made are not accretive or not commensurate with our current earnings per share, the common stock issued in conjunction with acquisitions could be dilutive in terms of earnings per share and could reduce the market value to our existing shareholders and reduce the existing shareholders' percentage interest in the Company. As a result, we may be unable to make future acquisitions or may be required to change our acquisition strategy.

We are dependent upon travel providers for access to their inventory and the loss of a contract, changes in our pricing agreements or commission schedules or more restricted access to travel providers' capacity could materially decrease our margins and have a negative effect on our business, financial condition and results of operations.

We are dependent upon travel providers for access to their inventory. Other distributors may have similar arrangements with travel providers, some of which may provide better availability or more competitive pricing than that offered by us. We anticipate that a significant portion of our revenues will continue to be derived from the sale of inventory for relatively few travel providers. Our agreements with our travel providers can generally be canceled or modified by the travel provider upon relatively short notice. The loss of a contract, changes in our pricing agreements or commission schedules or more restricted access to travel providers' inventory could have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that we will be able to successfully integrate the operations of future acquisitions and mergers or institute the necessary company-wide systems and procedures to successfully manage the combined enterprise on a profitable basis.

We will rely on the existing reporting systems of future acquisitions and mergers for financial reporting. There can be no assurance that our management group will be able to continue to effectively manage the combined entity or effectively implement and carry out our internal growth strategy and expansion program. Our inability to successfully integrate future acquisitions and mergers would have a material adverse effect on our business, financial condition and results of operations, and would make it unlikely that our expansion program will continue to be successful. Further, there can be no assurance that our strategy to become the leading specialized distributor of leisure travel services will be successful, or that the travelers or travel providers will accept us as a distributor of a variety of specialized travel services.

Our business is currently dependent upon a number of different information and telecommunication technologies and any failure of this technology would decrease our revenues.

Our business is currently dependent upon a number of different information and telecommunication technologies to facilitate our access to information and manage a high volume of inbound and outbound calls. Any failure of this technology would have a material adverse effect on our business, financial condition and results of operations. In addition, we are dependent upon certain third party vendors, for access to certain information. Any failure of these systems or restricted access by us would have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that our systems, procedures and controls will be adequate to support our operations as it expands which could significantly increase our expenses and delay or prevent growth.

We expect to continue to grow internally and through acquisitions and mergers. We expect to spend significant time and effort expanding existing businesses and identifying, completing and integrating acquisitions and mergers. There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified or retained by us. To the extent that we are unable to manage our growth efficiently and effectively, or are unable to attract and retain qualified management, our business, financial condition and results of operations could be materially adversely affected.

Our revenues and earnings are especially sensitive to global events that are out of our control.

Our results of operations are dependent upon factors generally affecting the travel industry. Our revenues and earnings are especially sensitive to events that affect domestic and international air travel and vacation. A number of factors could result in an overall decline in demand for travel, including political instability, armed hostilities, international terrorism, extreme weather conditions, a rise in fuel prices, a decline in the value of the U.S. dollar, labor disturbances, excessive inflation, a general weakening in economic activity and reduced employment in the U.S. These types of events could have a material adverse effect on our business, financial condition and results of operations.

The domestic and international leisure travel industry is seasonal. Our results have been subject to quarterly fluctuations caused by the seasonal variations in the travel industry and other factors.

Net revenues and net income are generally lower in the third quarter. We expect seasonality to continue in the future. Our quarterly results of operations may also be subject to fluctuations as a result of the timing and cost of acquisitions and mergers, changes in the mix of services offered by us as a result of acquisitions and mergers, internal growth rates, fare wars by travel providers, changes in relationships with certain travel providers, the timing of the payment of overrides by travel providers, extreme weather conditions or other factors affecting travel. Unexpected variations in quarterly results could also adversely affect the price of our common stock, which in turn could limit our ability to expand.

The travel service industry is extremely competitive and has low barriers to entry.

We compete with other distributors of travel services, travel providers, travel agents, tour operators and central reservation service providers, some of which have greater experience, brand name recognition and/or financial resources than us. Our travel providers may decide to compete more directly with us and restrict the availability and/or preferential pricing of their capacity. In addition, other distributors may have relationships with certain travel providers providing better availability or more competitive pricing than that offered by us. Furthermore, some travel agents have a strong presence in their geographic area which may make it difficult for us to attract customers in those areas.

Our  operations  are  dependent  on the efforts and  relationships  of Edward B.
Rudner.

Our operations and merger and acquisition strategy are dependent on the efforts and relationships of Edward B. Rudner. Furthermore, we will likely be dependent on the senior management of any businesses acquired in the future. If any of these individuals become unable to continue in their role our business or prospects could be adversely affected. Although we have entered into an employment agreement with Mr. Rudner, there can be no assurance that he will continue in his present capacity for any particular period of time.

Edward B. Rudner has the ability to control our business and corporate affairs.

Edward B. Rudner and his immediate family beneficially own shares of common stock representing approximately 55.5% of the total voting power of our common stock. Mr. Rudner will be able to exercise control over our affairs and be able to elect the entire board of directors and to control the disposition of any matter submitted to a vote of stockholders.

Our websites rely on intellectual property, and we cannot be sure that this intellectual property is protected from copying or use by others, including potential competitors.

We regard much of our content and technology as proprietary and try to protect our proprietary technology by relying on trademarks, copyrights, trade secret laws and confidentiality agreements. In connection with our license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it is possible for someone else to copy or otherwise obtain and use our proprietary technology without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. This misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation might result in substantial costs and diversion of resources and management attention.

We currently license from third parties some of the technologies incorporated into our websites. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology. We cannot be sure that such technology licenses will be available on commercially reasonable terms, if at all.

Our processing,  storage, use and disclosure of personal data could give rise to
liabilities  as  a  result  of  governmental   regulation,   conflicting   legal
requirements or differing views of personal privacy rights.

In the processing of our traveler transactions, we receive and store a large volume of personally identifiable information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This government action is typically intended to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of travel data. These and other privacy developments that are difficult to anticipate could adversely affect our business, financial condition and results of operations.

We may be found to have infringed on intellectual property rights of others that could expose us to substantial damages and restrict our operations.

We could face claims that we have infringed the patents, copyrights or other intellectual property rights of others. In addition, we may be required to indemnify travel suppliers for claims made against them. Any claims against us could require us to spend significant time and money in litigation, delay the release of new products or services, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available on acceptable terms or at all. As a result, intellectual property claims against us could have a material adverse effect on our business, operating results and financial condition.

Fluctuations in the British Pound exchange rate can affect our publishing costs, as it is dependent on third party production facilities which invoice us in British Pounds.

Phoenix International Publishing, LLC ("Phoenix") utilizes third party publishing production facilities in the UK, therefore, a substantial number of Phoenix's transactions are denominated in British Pounds. As Phoenix's functional currency is the US Dollar, it could be negatively impacted by fluctuations in the exchange rate.

Our stock is thinly traded.

While our stock trades on the NASDAQ Over-the-Counter Bulletin Board, our stock is thinly traded and an investor may have difficulty in reselling his or her shares quickly. The low trading volume of our common stock is outside of our control, and we cannot guarantee that the trading volume will increase in the near future or that, even if it does increase in the future, it will be maintained. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, an investor may be unable to liquidate his or her investment in us. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

ITEM 2. DESCRIPTION OF PROPERTY

We have entered into a lease for approximately 10,000 square feet of office space at our principal location in Plantation, Florida where we have our corporate offices and our call center. The current lease term is through June 30, 2008. We also have a month to month lease for our retail location for Thoroughbred Travel, LLC in Houston, Texas.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in various legal claims and actions arising in the ordinary course of business, While from time to time claims are asserted that may make demands for sums of money, we do not believe that the resolution of any of these matters, either individually or in the aggregate, will materially affect our financial position, cash flows or the results of our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the vote of security holders during the fourth quarter of fiscal 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "ONVC". Until March 16, 2006, our shares of common stock traded under the symbol "ABDC". Historically the stock is thinly traded and transactions in the stock are sporadic and infrequent. The following table sets forth the high and low bid quotations for our common stock for the periods indicated. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

                                                                 High       Low
                                                               -------    ------
Year ended December 31, 2006
   First quarter .........................................     $ 4.00     $ 1.05
   Second quarter ........................................       3.44       1.35
   Third quarter .........................................       2.15       1.25
   Fourth quarter ........................................       3.26       1.68
Year ended December 31, 2005
   First quarter .........................................     $ 0.35     $ 0.06
   Second quarter ........................................        .20        .15
   Third quarter .........................................        .73        .13
   Fourth quarter ........................................       1.01        .45

On December 31, 2006, there were 366 shareholders of record of our common stock.

We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend upon our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Sales of Unregistered Securities

On March 16, 2006, we issued an aggregate of 1,300,000 options to our four directors under our 2005 Management and Director Equity Compensation Plan. The exercise price of the options is $1.27 per share and the options vest on March 16, 2008. The expiration date of the options is March 16, 2011. We issued these options to our directors in reliance upon Section 4(2) of the Securities Act, as a transaction that does not constitute a public offering. Each director is an accredited investor, has access to comprehensive information about us and represented his intention to acquire the options and underlying shares for investment only and not with a view to distribute or sell the options or underlying shares. We placed restrictive legends in the option agreements stating that the options and the shares issuable upon exercise of the options are not registered under the Securities Act and set forth restrictions on their transferability and sale.

On March 16, 2006, we issued an aggregate of 60,000 options to four employees under our 2005 Management and Director Equity Compensation Plan. The exercise price of the options is $1.27 per share and the options vest on March 16, 2008. The expiration date of the options is March 16, 2011. On March 16, 2006, we granted an aggregate of 35,000 stock awards to thirty-five employees. The stock awards vest at the rate of 20% per year with vesting dates of March 16, 2006, March 16, 2007, March 16, 2008, March 16, 2009 and March 16, 2010. On October 3,
2006, we issued an aggregate of 10,000 options to one employee under our 2005 Management and Director Equity Compensation Plan. The exercise price of the options is $1.95 per share and the options vest on October 3, 2008. The expiration date of the options is October 3, 2011. We issued these stock options and stock awards to our employees in reliance upon Section 4(2) of the Securities Act, as a transaction that does not constitute a public offering. All of our employees have access to comprehensive information about us and represented his or her intention to acquire the options and underlying shares for investment only and not with a view to distribute or sell the options or underlying shares. We placed restrictive legends in the option agreements and on the stock awards stating that these awards are not registered under the Securities Act and set forth restrictions on their transferability and sale.

On August 31, 2006, we consummated the acquisition of Phoenix International Publishing, LLC ("Phoenix"), a publisher of consumer magazines and guides about travel to the U.S. and Canada, pursuant to the terms of an Acquisition Agreement, dated August 31, 2006, by and among the Company, Phoenix, a Delaware limited liability company, and Simon Todd, the sole member of Phoenix. Pursuant to the Acquisition Agreement, we purchased and acquired all of the issued and outstanding ownership interests of Phoenix for 1,450,000 restricted shares of our common stock issued to Simon Todd, the sole member of Phoenix. The shares were issued in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. Mr. Todd is knowledgeable, sophisticated, has access to comprehensive information about us and represented his intention to acquire the shares for investment only and not with a view to distribute or sell the shares. We placed legends on the certificates stating that the shares were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On September 26, 2006, we consummated the acquisition of Thoroughbred Travel, LLC, a Houston, Texas travel agency, operating as Journeys Unlimited, pursuant to the terms of an Acquisition Agreement, dated September 26, 2006, by and among the Company, Thoroughbred Travel, LLC ("Thoroughbred"), an Alabama limited liability company, and Thomas E. Lazenby, the sole Holder. Pursuant to the Acquisition Agreement, we purchased and acquired all of the interests of Thoroughbred for $125,000 cash and a $125,000 convertible note issued to Mr. Lazenby. The note bears interest at 5% per annum, with principal and interest payable at maturity of 1 year from closing, prepayable upon 30 days' written notice, and convertible at the election of Mr. Lazenby prior to prepayment or maturity into 62,500 shares of the Company's common stock at a conversion price equal to $2.00 per share. The convertible note was issued to Mr. Lazenby in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended as a transaction by an issuer not involving a public offering. Mr. Lazenby is an accredited investor, has access to comprehensive information about us and represented his intention to acquire the note and shares issuable upon conversion of the note for investment only and not with a view to distribute or sell the note or underlying shares. We placed a legend on the convertible note stating that the note and shares issuable upon conversion of the note were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On October 3, 2006, we consummated the acquisition of La Fern, Inc., a Miami Lakes, Florida travel agency, operating as eLeisureLink.com, pursuant to the terms of an Acquisition Agreement, dated October 3, 2006, by and among the Company, La Fern, Inc. d/b/a/ Leisure Link International, a Florida corporation ("La Fern"), and Lawrence Fishkin, the sole shareholder of La Fern. Pursuant to the Acquisition Agreement, we purchased and acquired all of the issued and outstanding ownership interests of La Fern, Inc. for $ 25,000 cash and a $ 375,000 convertible note issued to Mr. Fishkin. The note bears interest at 6% per annum, with principal payable at maturity of October 1, 2009 and interest payable semi-annually on April 1, 2007 and on each April 1 and October 1 thereafter. The note may not be prepaid and shall be convertible at the election of Mr. Fishkin prior to maturity into 187,500 shares of the Company's common stock at a conversion price equal to $2.00 per share. The convertible note was issued to Mr. Fishkin in a transaction that was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended as a transaction by an issuer not involving a public offering. Mr. Fishkin is an accredited investor, has access to comprehensive information about us and represented his intention to acquire the note and shares issuable upon conversion of the note for investment only and not with a view to distribute or sell the note or underlying shares. We placed a legend on the convertible note stating that the note and shares issuable upon conversion of the note were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We provide  vacation  travel  services  through our wholly  owned  subsidiaries:
Online Vacation Center, Inc., an internet-based vacation seller focused on serving the affluent retiree market, Phoenix International Publishing, LLC ("Phoenix"), the United Kingdom's leading publisher of consumer magazines and guides about travel to the U.S. and Canada, Thoroughbred Travel, LLC, a Houston, Texas based upscale travel agency, operating as Journeys Unlimited, and La Fern, Inc., operating as eLeisureLink.com, a Florida travel agency that sells land-based vacations.

We generate revenues from:

      o     commissions on cruises

      o     commissions on other travel related products

      o     commissions on travel insurance

      o     marketing performed for travel suppliers

We currently market our services by:

      o     producing travel-related publications for consumers

      o     telemarketing to our existing customer base

      o direct mailing to our existing customer base as well as targeted prospects

      o     email blasting to our opt in subscription base

Operating expenses include primarily those items necessary to advertise our services, produce our marketing materials, maintain and staff our travel reservation and fulfillment center including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery and general and administrative expenses including rent and computer maintenance fees.

Results of Operations

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Revenues decreased by 2.4%, $190,327, to $7,785,361 for the year ended December 31, 2006 ("fiscal 2006") from $7,975,688 for the year ended December 31, 2005 ("fiscal 2005"). The decrease was primarily due to fewer customers traveling during the second, third, and fourth quarters of 2006 as compared to the same period in 2005, offset by an increase in advertising revenue of $897,506, a result of the acquisition of Phoenix on August 31, 2006.

Sales and marketing expenses increased by 41.6% or $854,765 to $2,907,698 for fiscal 2006 as compared to $2,052,933 for fiscal 2005. The increase is primarily attributable to the selling and marketing cost of the companies acquired during 2006.

General and administrative expenses increased by 10.8% or $410,539 from $3,802,978 for fiscal 2005 to $4,213,517 for fiscal 2006. The increase was attributable to higher professional fees and insurance expenses in the amount of $660,191 as a result of us becoming a reporting public company, $173,501 of general and administrative costs associated with the operation of the acquisitions, offset by a decrease in management compensation in the amount of $456,933 as a result of our new employment agreement with our Chief Executive Officer and President.

Depreciation and amortization expenses increased by 87.5% or $63,693 from $72,803 for fiscal 2005 to $136,496 primarily as result of amortization in the amount of $54,465 of intangible assets purchased in conjunction with the three acquisitions completed during fiscal 2006.

Other Income/(Expense) increased from an expense of $238,607 for fiscal 2005 to income of $16,924 for fiscal 2006. The fiscal 2005 expense was attributable to accrued interest on subordinated debt which was exchanged for 1,500,310 shares of our common stock in conjunction with the Share Exchange Agreement in March 2006. The 2006 income represents the excess of interest income earned on our cash balances at the bank over the accrued interest expense on the convertible notes issued by us in conjunction with our acquisition of Thoroughbred Travel, LLC and La Fern, Inc. and the accrued interest expense related to the subordinated debentures before the Share Exchange.

The provision for income taxes increased by $718,889 to $306,721 for fiscal 2006 as compared to a benefit of $412,168 for fiscal 2005. The increase in the provision for income taxes resulted from the reversal of a valuation allowance, relating to a deferred tax asset, in the amount of $1,164,968 in 2005 that was no longer required in accordance with Statement of Financial Accounting Standards Board No. 109- "Accounting for Income Taxes".

As a result of the foregoing, our net income was $237,853 for fiscal 2006 compared to $2,220,535 for fiscal 2005.

Liquidity and Capital Resources

Cash at December 31, 2006 and 2005 was $2,658,885 and $2,213,182 respectively. The primary source of our liquidity and capital resources has come from our operations.

Cash flows provided by operating activities for fiscal 2006 and 2005 were $935,779 and $1,100,488, respectively. Although net income in fiscal 2006 declined to $237,853 from $2,220,535 in fiscal 2005, this decrease was offset by improvements in non cash operating items. This was comprised of a decrease in deferred tax assets of $353,671 and an increase in stock based compensation of $153,380 as a result of the adoption of Statement of Financial Accounting

Standards Board No. 123R. Additionally, accounts payable and accrued expenses increased by $445,387 and deferred revenue increased by $325,700 primarily from our new acquisitions.

Cash flows used in investing activities for fiscal 2006 increased to $490,076 from $64,230 during fiscal 2005. The primary cash out flow related to the excess of cash paid over cash received totaling $405,795 in conjunction with the three acquisitions completed during fiscal 2006.

There were no cash flows from financing activities during fiscal 2006 and 2005; however, in conjunction with the Share Exchange Agreement in March 2006, $3,000,000 of 8% subordinated debentures due on January 1, 2008 were ultimately exchanged for 1,500,310 shares of our common stock effective as of March 16, 2006.

At December 31, 2006, we had a working capital surplus of $581,481, an increase of $279,970 from December 31, 2005 and an accumulated deficit of $1,357,527, a reduction of $237,853.

Management believes that the existing cash and cash expected to be provided by operating activities will be sufficient to fund the short term capital and liquidity needs of our operations. We may need to seek to sell equity or debt securities or obtain credit lines from financial institutions to meet our longer-term liquidity and capital requirements, which includes strategic growth through mergers and acquisitions. We can not provide any assurances that we will be able to obtain additional capital or financing in amounts or on terms acceptable to us, if at all or on a timely basis.

Seasonality and Inflation

The domestic and international leisure travel industry is seasonal. Our results have been subject to quarterly fluctuations caused primarily by the seasonal variations in the travel industry. Leisure travel net revenues and net income are generally lower in the third quarter. We expect seasonality to continue in the future but hope to mitigate the effects of seasonality by acquiring companies in the travel industry that are not as sensitive to seasonality, such as travel advertising. We do not expect inflation to materially affect our revenues and net income.

Recent Accounting Pronouncements

Nonmonetary Exchange

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our current financial condition or results of operations.

Conditional Asset Retirement

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47 - "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS 143 (FIN No. 47). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact us for the year ended December 31, 2006.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. While our analysis of the impact of this Interpretation is not yet complete, we do not anticipate it will have a material impact on our retained earnings at the time of adoption.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("FAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

Accounting for Defined Benefit Pension and Other Postretirement Plans

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132(R), ("FAS 158"). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We do not expect the remaining elements of this Statement to have a material impact on our financial condition, results of operations, cash flows when adopted

Critical Accounting Policies

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, intangible asset testing and income taxes.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements", which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Vacation travel sales transactions are billed to customers at the time of booking, however commission revenue is not recognized in the accompanying consolidated financial statements until the customers' travel occurs. Advertising revenue is recognized upon distribution of media.

Emerging Issues Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", discusses the weighing of the relevant qualitative factors regarding our status as a primary obligor and the extent of our pricing latitude. Based upon our evaluation of vacation travel sales transactions and in accordance with the various indicators identified in EITF Issue No. 99-19, our vacation travel suppliers assume the majority of the business risks such as providing the service and the risk of unsold travel packages. As such, all vacation travel sales transactions are recorded at the net amount, which is the amount charged to the customer less the amount to be paid to the supplier. The method of net revenue presentation does not impact operating profit, net income, earnings per share or cash flows.

Intangible Asset Testing

Absent any circumstances that warrant testing at another time, we test for goodwill and non-amortizing intangible asset impairment as part of our year-end closing process. Our goodwill testing consists of comparing the estimated fair values of each of our operating entities to their carrying amounts, including recorded goodwill. We estimate the fair value of our reporting unit by discounting its projected future cash flow. Developing future cash flow projections requires us to make significant assumptions and estimates regarding the sales, gross margin and operating expenses of our reporting unit, as well as economic conditions and the impact of planned business or operational strategies. Should future results or economic events cause a change in our projected cash flows, or should our operating plans or business model change, future determinations of fair value may not support the carrying amount of our unit, and the related goodwill would need to be written down to an amount considered recoverable. Any such write down would be included in the operating expenses. While we make reasoned estimates of future performance, actual results below these expectations, or changes in business direction can result in additional impairment charges in future periods.

Income Taxes

We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have incurred cumulative net operating losses ("NOLs") for financial accounting and tax purposes. The effects of the NOLs have given rise to a substantial deferred tax asset that has been utilized to offset the provision for income taxes on substantially all earnings generated to date. SFAS No. 109, "Accounting for Income Taxes," required that we record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized."

At March 31, 2005, we achieved profitability and net income for the quarter, booking activity, and advanced bookings increased as compared to the same three month period ending March 31, 2004. The first three months of the year are known as the "wave season" in the travel industry and many travel companies book a large portion of their business at this time. As would be expected, advanced bookings reached its highest historical level. Based on this information, management concluded at that time that it was more likely than not that a lesser portion of the deferred tax asset would not be realized and consequently, we decreased the valuation allowance.

At June 30, 2005, we had our most profitable quarter since inception. Net income before taxes and future revenues increased as compared to the same three month period ending June 30, 2004. Historically, the second quarter of the year is the time that most bookings travel, therefore it would be expected that advanced bookings would significantly decrease. Instead, advanced bookings increased 40% as compared to the same period in 2004. Based on this information, management concluded at that time that it was no longer more likely than not that a portion of the deferred tax asset would not be realized and consequently, we removed the valuation allowance.

ITEM 7. FINANCIAL STATEMENTS

The financial statements and supplemental data required pursuant to this Item 7 are included in this Annual Report on Form 10-KSB, as a separate section commencing on page F-1 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of management, including Edward B. Rudner, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

Based upon the required evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2006, that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

There have been no changes in our internal control over financial reporting during the fiscal year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table sets forth certain information with respect to our executive officers and directors as of December 31, 2006:

Name                              Age        Position
-------------------               ---        ----------------------
Edward B. Rudner                  56         Chief Executive Officer, President, Chief Financial Officer and
                                             Director
Richard A. McKinnon               66         Chairman of the Board of Directors
Brian P. Froelich                 60         Director
Frank Bracken                     66         Director

Edward B. Rudner has served as our Chief Executive Officer, President, Chief Financial Officer and as a director since March 15, 2006, the effective date of the Share Exchange Agreement. Mr. Rudner has served as an executive officer and director of Online Vacation Center Holdings, Inc. since its inception in October 2000. Prior to founding Online Vacation Center Holdings, Inc., Mr. Rudner served as Chief Financial Officer and then Chief Operating Officer of Alamo Rent A Car. During his tenure Alamo Rent A Car expanded from a Florida company with 400 cars to a national car rental company with over 50,000 cars. In 1984, Mr. Rudner became President and Chief Executive Officer of Certified Tours, which grew from selling 10,000 vacation packages a year to over 250,000. In 1989, Mr. Rudner became Chairman and Chief Executive Officer of Renaissance Cruises, which expanded ship assets from $60 million to over $1 billion and increased revenues from $20 million to over $300 million by 1999. Following his departure, on September 25, 2001, Renaissance Cruises filed for bankruptcy under Chapter 11 in the United States Bankruptcy Court, Southern District of Florida. Renaissance Cruises ceased operations and its assets were placed in a liquidating trust. Mr. Rudner holds a BA in history, cum laude from the University of Massachusetts.

Richard Anthony (Tony) McKinnon has served as the Chairman of the Board of Directors of the Company since March 15, 2006, the effective date of the Share Exchange Agreement. With a background at senior levels in marketing and executive management, Mr. McKinnon has accumulated over thirty years of experience in the travel industry. His experiences include executive responsibilities at American Airlines, Pan American World Airways, Delta Air Lines, Wyndham Resort Hotels, USAir, American Hawaii Cruises and The Delta Queen Steamboat Company. Most recently, McKinnon successfully developed Vacation.com, which is currently a network of approximately 6,000 travel agencies across North America. With the sale of Vacation.com to Amadeus, a leading global distribution system and technology provider serving the marketing, sales and distribution needs of the world's travel and tourism industries, Mr. McKinnon served as CEO of Amadeus' North American Operations from 2000 through 2003. In 2004, he served as a senior adviser to the Seabury Group, a consulting firm. Mr. McKinnon currently provides consulting services to travel industry companies. He also currently serves as a director for the Baptist Foundation of Texas, Tauck, Inc. and Passport Online, Inc. Mr. McKinnon holds a BS from the United States Military Academy and a JD from Emory University School of Law.

Brian P. Froelich has served as a director since March 15, 2006, the effective date of the Share Exchange Agreement. After four years in public accounting with Arthur Anderson and Coopers and Lybrand and five years at US Life, he founded BPF Travel in 1979. In 1984 he sold BPF Travel to American Express. With BPF Travel's acquisition by American Express, he became part of the senior executive team of American Express. During his tenure at American Express, he was general manager of the domestic Travel Management Services business. As a result of his performance he was named to the American Express Hall of Fame. From 1999 through 2001 he served as Senior Vice President, Consumer Travel, American Express. From 2001 through 2002 he served as president and CEO of Allied Tours, a subsidiary of Global Vacation Group, Inc. (NYSE: GVG) where he affected the turnaround of Allied Tours and sold it to a large European travel company. Since 2003 he has served as president and CEO of Fenevations, LLC, a U.S.-based manufacturer of custom windows and doors. Mr. Froelich holds a BS in Finance from Boston College, an MBA from Rutgers University, and a JD from Seton Hall Law School.

Frank Bracken has served as a director since March 15, 2006, the effective date of the Share Exchange Agreement. Mr. Bracken retired from Haggar Clothing Co. in 2005. He had served as President and Chief Operating Officer of Haggar Clothing Co. since July 20, 1994, becoming the first non-Haggar family member in the company's 75-year history to assume that responsibility. Mr. Bracken served his entire 42-year professional career at Haggar, joining the company as a management trainee in 1963. In 1971, he was named Regional Sales Manager, in 1976 he was named Vice President/National Sales Manager, and then earned the title of Senior Vice President of Sales and Merchandising in 1984. In 1988, all marketing functions were added to that responsibility and he was named Senior Vice President of Marketing. In 1991, he added the responsibilities of Domestic and International Manufacturing, Private Label Products and the Horizon Group, Haggar's division for mass market retailers and was named Executive Vice President. In 1994, he assumed the position of President and COO. Mr. Bracken sits on the Chancellor's Advisory Committee at the University of North Texas
(UNT) and serves on the UNT Foundation Board, Athletic Board, and College of Business Advisory Board. He was honored as Distinguished UNT Alumnus in 1995. He is the Board Chair on the National Board for Big Brothers Big Sisters of America and serves as Board Development Chair for Big Brothers Big Sisters of North Texas. Mr. Bracken serves on numerous other industry and charitable boards.

Code of Ethics

We have adopted a Code of Ethical Conduct that includes provisions ranging from conflicts of interest to compliance with all applicable laws and regulations. All officers and directors are bound by this Code of Ethical Conduct, violations of which may be reported to the Chairman of the Board of Directors.

Audit Committee

Our Company has an Audit Committee comprised of Messrs. Froelich, chairman of the Committee and Bracken, both independent directors as determined by the rules of the American Stock Exchange. The responsibilities and duties of the Audit Committee consist of but are not limited to: (1) overseeing the financial reporting process; (2) meeting with our external auditors regarding audit results; (3) engaging and ensuring independence of our outside audit firm and
(4) reviewing the effectiveness of the Company's internal controls. The Audit Committee met once during fiscal 2006.

Our Board has determined that Mr. Froelich qualifies as an "audit committee financial expert" within the meaning of applicable regulations of the SEC, promulgated pursuant to the Sarbanes-Oxley Act of 2002.

Compensation Committee

Our Company has a Compensation Committee comprised of Messrs. Froelich, chairman of the Committee and Bracken, both independent directors as determined by the rules of the American Stock Exchange. The responsibilities and duties of the Compensation Committee consist of but are not limited to: (1) approving salaries and incentive compensation of executive officers, as well as the compensation of our Board members; (2) reviewing compensation of certain other executive management employees and (3) administering the employee stock option and benefit plans. The Compensation Committee met once during fiscal 2006.

Shareholder Nominations to the Board

We have not yet adopted a policy regarding the procedure which shareholders should use when they wish to recommend nominees to our Board of Directors. We intend on adopting a shareholder nomination policy in the near future.

Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. These persons are required by SEC regulation to furnish the Company with copies of these reports they file.

To our  knowledge,  based on a review of the copies of reports  furnished to us,
Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

ITEM 10. EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid or earned by each of our named executive officers ("Named Executive Officers") for the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

                                                                                Change in
                                                                              Pension Value
                                                                                   and
                                                                               Nonqualified
                                                                                 Deferred      Non-Equity
Name and                                                 Stock      Option     Compensation  Incentive Plan    All Other
Principal                                               Awards      Awards       Earnings     Compensation   Compensation    Total
Position              Year   Salary ($)    Bonus ($)    ($)(1)      ($)(1)          ($)            ($)            ($)         ($)
------------------------------------------------------------------------------------------------------------------------------------
  Edward B. Rudner    2006   $230,768(3)          --    $ 170      $68,292                  --                 $43,846(4)   $343,076
   CEO, President
       and CFO(2)

       Simon Todd,    2006   $ 77,154      $ 110,000       --           --                  --                 $   140      $187,294
Vice President(5)

       Alan Rubin     2006   $ 20,000             --       --           --                  --                 $52,333(7)   $ 72,333
   Former CEO and
           CFO(6)

-------------------
(1) Amounts shown do not reflect compensation actually received by the Named Executive Officers. Instead, the amounts shown are the compensation costs recognized by the Company in fiscal 2006 for option awards and stock awards as determined pursuant to FAS 123R. The assumptions used to calculate the value of option awards and stock awards are set forth under
      Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-KSB.

(2)   Mr. Rudner has served as our CEO, President and CFO since March 15, 2006.

(3) Excludes $154,410 which was paid to Mr. Rudner by Online Vacation Center Holdings, Inc. pursuant to his prior employment agreement prior to March 15, 2006, the closing date of the Share Exchange Agreement.


(4) Represents a car allowance of $ 13,846 and a country club allowance of $ 30,000. Excludes $23,830 in benefits which was paid to Mr. Rudner by Online Vacation Center Holdings, Inc. prior to March 15, 2006.

(5) Mr. Todd became our Vice President on September 1, 2006 in conjunction with our acquisition of Phoenix International Publishing, LLC.

(6) Mr. Rubin served as our CEO from October 16, 2000 until March 15, 2006, at which time, he resigned both as director and CEO in conjunction with the Share Exchange Agreement. Mr. Rubin's 2006 salary represents his salary from January 1, 2006 until March 15, 2006.


(7) Mr. Rubin's other annual compensation during 2006 represents remuneration in conjunction with a consulting agreement with us, which terminated in September 2006.

Employment Agreements

Edward B. Rudner

Effective as of March 16, 2006, we entered into an employment agreement with Edward B. Rudner to serve as our President and Chief Executive Officer which replaced the employment agreement which Mr. Rudner had with Online Vacation Center Holdings, Inc. The employment agreement has no stated termination date and has a perpetual term of 3 years. We will pay Mr. Rudner an initial annual base salary of $300,000, payable weekly for a term of 3 years. The base salary is subject to annual automatic incremental increases of the greater of the percentage increase in the consumer price index or 6% of the previous year's base salary. Mr. Rudner is also entitled to a performance-based bonus and to participate in all Company benefit programs. He is entitled to five weeks paid vacation per year, reimbursement of all reasonable out-of-pocket business expenses, a monthly automobile allowance of $1,500, automobile insurance coverage and reimbursement for memberships in social, charitable or religious organizations or clubs for up to $30,000 per year.

In addition, we issued Mr. Rudner incentive stock options to purchase 300,000 shares of common stock and nonqualified stock options to purchase 200,000 shares of common stock, which are exercisable at $1.27 per share. All of the nonqualified stock options and incentive stock options to purchase 100,000 shares vested immediately. Incentive stock options to purchase 100,000 shares of common stock vest on March 15, 2007 and the remaining 100,000 incentive stock options vest on March 15, 2008. All of the options were issued under the 2005 Management and Director Equity Incentive and Compensation Plan. Mr. Rudner also received options in connection with his service as a director of the Company.

In the event of Mr. Rudner's death or disability during the term of the agreement, Mr. Rudner or his beneficiaries are entitled to all compensation and benefits under his employment agreement for a period of one year following the date of his death or disability. In the event that Mr. Rudner is terminated "for cause", he will be entitled to receive his salary and earned but unpaid bonuses due up to the date of termination. "Cause" is defined as committing or participating in an injurious act of fraud or embezzlement against the Company; engaging in a criminal enterprise involving moral turpitude; conviction of an act constituting a felony of a crime of violence, fraud or dishonesty; or any attempt by Mr. Rudner to assign the employment agreement. In the event there is a "Change in Control" or "Attempted Change in Control," as such terms are defined in his employment agreement, Mr. Rudner shall have the right to terminate his employment upon thirty (30) days written notice given at any time within one year after the occurrence of such event. A Change in Control is defined as any event set forth in Section 280G of the Internal Revenue Code or any event that would be required to be reported as a change in control in response to Item 1 of the SEC form for a current report on Form 8-K, in effect as of March 16, 2006 and an "Attempted Change of Control" shall be deemed to have occurred if any substantial attempt accompanied by significant work efforts and expenditures of money is made to accomplish a Change of Control. In the event that Mr. Rudner is terminated for any other reason other than for cause, death or disability or if he terminates his employment because of a Change in Control or Attempted Change of Control, he will receive all compensation and benefits under his employment agreement for a period of three years following the date of termination or if he elects, a lump sum or partial payment of these amounts. He shall also be entitled to receive a bonus equal to the amount received for the prior year or if no prior bonus was received, an amount equal to $150,000, as well as all earned but unpaid bonuses from previous years. The employment agreement also includes a one-year covenant not to compete and a non-disclosure provision.

As of March 15, 2006, Online Vacation Center Holdings, Inc. had an obligation to Mr. Rudner under the terms of his previous employment agreement for compensation and benefits in the amount of $579,990. The obligation has been assumed by us. In August 2006, we established the Online Vacation Center Holdings Corp. Deferred Compensation Plan in order to provide for payments to be made to Mr. Rudner for this obligation. We will make a series of twenty-six (26) cash payments totaling $579,990 to Mr. Rudner, commencing on January 19, 2007.

Simon Todd

In connection with our acquisition of Phoenix International Publishing, LLC ("Phoenix"), we entered into an employment agreement with Simon Todd to serve as Vice President of the Company and as the President of Phoenix effective as of August 31, 2006. Mr. Todd is entitled to a base salary of $202,000 per annum which increases by 4% per annum until August 31, 2009, the termination date of the Agreement. In addition, Mr. Todd is entitled to a retention bonus in conjunction with the closing of certain acquisition prospects and a bonus in conjunction with Phoenix achieving certain profitability thresholds.

2005 Management and Director Equity Compensation Plan

Effective as of March 15, 2006, our Board of Directors and shareholders approved our 2005 Management and Director Equity Compensation Plan (the "Plan" or "2005 Plan"). We have reserved an aggregate of 2,500,000 shares of common stock for issuance under the this Plan which provides for the grants of stock options, restricted stock, performance-based and other equity-based incentive awards to directors, officers and key employees. Our Board of Directors (or at their discretion a committee of our board members) administers the Plan including, without limitation, the selection of recipients of awards under the Plan, the granting of stock options, restricted share or performance shares, the determination of the terms and conditions of any such awards, the interpretation of the Plan and any other action they deem appropriate in connection with the administration of the Plan. As of December 31, 2006, we had granted 1,870,000 options and 35,000 stock awards under the Plan.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unexercised options and stock that has not vested for each of our Named Executive Officers for the fiscal year ended December 31, 2006. All options and stock were granted under our 2005 Plan.

                                         Option Awards                                            Stock Awards

                                                                                                                         Equity
                                                                                                                        Incentive
                                                                                                                          Plan
                                                                                                            Equity       Awards:
                                                                                                           Incentive    Market or
                                              Equity                                                        Awards:      Payout
                                             Incentive                                                     Number of    Value of
                                           Plan Awards:                                        Market      Unearned     Unearned
               Number of       Number of     Number of                           Number of    Value of      Shares,      Shares,
              Securities       Securities   Securities                           Shares or    Shares or    Units or     Units or
              underlying       Underlying   Underlying                            Units of    Units of       Other        Other
              Unexercised     Unexercised   Unexercised    Option      Option    Stock That  Stock That     Rights       Rights
                Options         Options      Unearned     Exercise   Expiration   Have Not    Have Not     That Have    That Have
                  (#)             (#)         Options       Price       Date       Vested      Vested     Note Vested  Not Vested
             ------------------------------
             ------------------------------
Name          Exercisable    Unexercisable      (#)          ($)         ($)        (#)       ($)(1)           (#)          ($)
-----------------------------------------------------------------------------------------------------------------------------------
Edward B.
Rudner        300,000(2)      200,000(2)        --         $ 1.27     3-16-2011     800(3)     $2,160           --           --
                   --         200,000(4)        --         $ 1.27     3-16-2011      --            --           --           --
Simon Todd         --              --           --             --            --      --            --           --           --
                   --              --           --             --            --      --            --           --           --
Alan Rubin         --              --           --             --            --      --            --           --           --

----------------------

(1) Value is based on the closing price of our common stock on December 29, 2006, which was $2.70 per share.

(2) These options were granted to Mr. Rudner in connection with his execution of an employment agreement with us on March 16, 2006.

(3) Mr. Rudner received a grant of 1,000 stock awards on March 16, 2006, which vest at the rate of 20% per year with vesting dates of 3/16/2006, 3/16/2007, 3/16/2008, 3/16/2009 and 3/16/2010. As of December 31, 2006,
      800 stock awards granted to Mr. Rudner had not vested.

(4) These options were granted to Mr. Rudner in his capacity as a director of the Company. These options vest on March 16, 2008.

Compensation of Directors

We use a combination of cash and equity based compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties, as well as the skill-level required by members of the Board.

We pay each director an annual retainer of $25,000. We pay the Chairman of the Board of Directors an additional annual fee of $50,000 for his additional duties as the Chairman. To ensure that directors have an ownership interest aligned with the Company's other shareholders, we may also grant options or stock awards to purchase shares of the Company's common stock to our directors from time to time. In connection with the closing of the Share Exchange Agreement, we awarded an aggregate of 1,300,000 options to our directors.

The table below summarizes the total compensation paid by us to our directors for the fiscal year ended December 31, 2006. All directors began serving as directors, effective as of March 15, 2006 after the closing of the Share Exchange Agreement. Alan Rubin, who served as a director of the Company from October 2000 through March 15, 2006, is not listed in this table because the compensation that he received as a director of the Company during the first quarter of 2006 is listed in the Summary Compensation table on page 21.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Change in Pension
                                                                                     Value and
                                                                                    Nonqualified
                                                                 Non-Equity           Deferred
                        Fees Earned or Paid                    Incentive Plan       Compensation        All Other
Name                          in Cash        Option Awards(1)   Compensation          Earnings        Compensation         Total
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
Richard McKinnon              $56,250              $42,645           --                    --          $120,000(2)        $218,895
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Edward B. Rudner              $18,750              $14,215           --                    --                --           $32,965
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Brian P. Froelich             $18,750              $21,323           --                    --                --           $40,073
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Frank Bracken                 $18,750              $14,215           --                    --                --           $32,965
----------------------------------------------------------------------------------------------------------------------------------

(1) Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by us in fiscal 2006 for option awards as determined pursuant to FAS 123R. The assumptions used to calculate the value of option awards are set forth under Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-KSB. On March 15, 2006, we granted 600,000 options to Mr. McKinnon, 200,000 options to Mr. Rudner, 300,000 options to Mr. Froelich and 200,000 options to Mr. Bracken. All options have a five year term and an exercise price of $1.27 per share. The options vest on March 15, 2008.

(2) Fees earned pursuant to a consulting agreement between Mr. McKinnon and the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table set forth certain information regarding the beneficial ownership of our common stock as of March 1, 2007 by (i) each of our directors,
(ii) each Named Executive Officer, (iii) all our current directors and executive officers as a group, and (iv) each person known by us to be the beneficial owner of more than five percent (5%) of the shares outstanding of our common stock. Unless otherwise indicated, each shareholder has sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of the owner is 1801 NW 66th Avenue, Plantation, FL 33313.

                                 Beneficial Ownership
Name and Address                 Shares                 % of Shares
---------------------------      ----------             ------------
Simon Todd (1)                    1,463,150              7.9%
Edward B. Rudner (2)             10,495,400             55.5%
Richard A. McKinnon                 150,000                *
Brian P. Froelich                    35,000                *
Reginald Flosse (3)               3,060,050             16.5%
William A. Cataldo (4)            1,195,310              6.5%
Frank Bracken                        50,000                *
All directors and executive
officers as a group (5)
(5 persons)                      12,193,550             64.5%

*     Less than 1%

(1)   Mr. Todd's address is 217 Ridge View Lane, Trophy Club, Texas 76262.

(2) Includes an aggregate of 1,680,000 shares held in trust for the benefit of Mr. Rudner's children and 1,680,000 shares held by Mr. Rudner's wife. Also includes 300,000 shares of common stock underlying options which are exercisable and 100,000 shares of common stock underlying options which are exercisable within 60 days of March 1, 2007.

(3) The mailing address for Mr. Flosse is B.P. 21426, Papeete, Tahiti. Information was obtained from a Schedule 13d filed by Mr. Flosse with the SEC on March 28, 2006.

(4) Includes 125,000 shares held by Cataldo Family Partners, Ltd., an entity in which Cataldo serves as general partner and 1,070,310 shares held by Pacific Tour Services, Inc., a company beneficially controlled by Mr. Cataldo. Cataldo's ownership interest excludes 589,980 shares held by the Cataldo Family Trust, a trust in which Cataldo is a beneficiary, but does not hold voting control.

(5) Includes 400,000 shares of common stock underlying options exercisable within 60 days of March 1, 2007.

Equity Compensation Plan Information

                                                (a)                      (b)                               (c)
                                                                                            Number of securities remaining
                                                                    Weighted-average        available for future issuance
                                 Number of securities to be issued  exercise price of       under equity compensation plans
                                 upon exercise of outstanding       outstanding options,    (excluding securities reflected
Plan Category                    options, warrants and rights       warrants and rights     in column (a))
-----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                 1,870,000                       $1.28                      623,000
Equity compensation plans not
approved by security holders                        --                          --                           --
Total                                        1,870,000                       $1.28                      623,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Following the closing of the Share Exchange Agreement, we engaged Alan Rubin, the former principal shareholder and sole executive officer and director of the Company to perform certain consulting services for us for a six month period beginning on April 15, 2006 and ending on September 15, 2006. Under this agreement, Mr. Rubin's consulting fee was equal to $52,333. Mr. Rubin assisted us with transition issues relating to our new ownership of the Company, including but not limited to preparing the Company's financial statements and tax returns for the fiscal years ended December 31, 2005 and 2006.

Effective as of October 2005, we engaged Mr. McKinnon to provide consulting services to us. In consideration for such services, Mr. McKinnon receives a monthly fee of $10,000. The term of the arrangement is on a month-to-month basis. During 2006 and 2005 Mr. McKinnon received $120,000 and $30,000, respectively in consulting fees. Mr. McKinnon became a director of our company on March 15, 2006.

ITEM 13. EXHIBITS

Exhibit No.                         Exhibit Description
------------    ----------------------------------------------------------------

2.1 Share Exchange Agreement dated as of August 25, 2005, by and among Alec Bradley Cigar Corporation, Online Vacation Center Holdings, Inc. and its shareholders identified on Schedule 1.1 (incorporated by reference to Exhibit 2.2 in the Company's Current Report on Form 8-K/A filed with the SEC on March 21,
                2006).

2.2 Asset Purchase Agreement dated as of August 25, 2006 by and between Alec Bradley Cigar Corporation and Alan Rubin or his assigns (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K/A filed with the SEC on March 21, 2006).

2.3 Acquisition Agreement, dated August 31, 2006, by and among Online Vacation Center Holdings Corp., Phoenix International Publishing, LLC, and Simon Todd (incorporated by reference to
                Exhibit 2.1 in the Company's Current Report on Form 8-K filed with the SEC on September 5, 2006).

2.4 Acquisition Agreement, dated October 3, 2006, by and among Online Vacation Center Holdings Corp., La Fern, Inc., and Lawrence Fishkin (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K filed with the SEC on October 3, 2006).

3.1             Articles of Incorporation  (incorporated by reference to Exhibit
                3.0 in the Company's Form 10-SB Registration Statement filed with the SEC on December 19, 2000).

3.2 Amendment to the Company's Articles of Incorporation (incorporated by reference to Exhibit 3.1 in the Company's Form 10-SB Registration Statement filed with the SEC on December 19,
                2000).

3.3 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Appendix C in the Company's Definitive Information Statement filed with the SEC on January 30, 2006).

3.4             Bylaws   (incorporated  by  reference  to  Exhibit  3.2  in  the
                Company's Form 10-SB filed with the SEC on December 19, 2000).

10.1 Employment Agreement dated March 16, 2006 between the Company and Edward B. Rudner (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K/A filed with the SEC on March 21, 2006).

10.2 2005 Management and Director Equity Incentive and Compensation Plan (incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K/A filed with the SEC on March 21,
                2006). *

10.3 Form of Restricted Share Agreement for the Plan (incorporated by reference to Exhibit 4.2 in the Company's Current Report on Form 8-K/A filed with the SEC on March 21, 2006). *

Exhibit No.                         Exhibit Description
------------    ----------------------------------------------------------------

10.4 Form of Non-Qualified Stock Option Agreement for the Plan (incorporated by reference to Exhibit 4.3 in the Company's Current Report on Form 8-K/A filed with the SEC on March 21,
                2006). *

10.5 Employment Agreement dated September 1, 2006 between the Company and Simon Todd. +

10.6 Online Vacation Center Holdings Corp. Deferred Compensation Plan (incorporated by reference) to Exhibit 10.2 in the Company's Quarterly on Form 10-QSB for the quarter ended June 30, 2006.) *

10.7            Consulting  Agreement  dated April 2006  between the Company and
                Alan Rubin +

10.8 Consulting Agreement effective as of October 2005 between the Company and Richard McKinnon. +

14.1 Code of Ethics (incorporated by reference to Exhibit 14 in the Company's Annual Report on Form 10-KSB for fiscal 2004 filed with the SEC on March 12, 2004)

21.1            Subsidiaries +

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

___________

*     Management Compensatory Plan

+     Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended December 31, 2006

Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2006 were $59,800.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services related to 2006 acquisitions, exclusive of the year end audit but reasonably related to the audit for the year ended December 31, 2006 were $75,000.

Tax Fees: The aggregate fees, including expenses, billed by our principal accountant for tax services for the year ended December 31, 2006 were $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year ended December 31, 2006 were $-0-.

Year ended December 31, 2005

Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2005 were $51,360.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2005 were $-0-.

Tax Fees: The aggregate fees, including expenses, billed by our principal accountant for tax services for the year ended December 31, 2005 were $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year ended December 31, 2005 were $-0-.

The Company had no formal Audit Committee until March 16, 2006. For the year ended December 31, 2005, the board of directors considered and determined that the provisions of the services covered above are compatible with maintaining the auditor's independence.

Audit Committee Pre-Approval Policies and Procedures

The Securities and Exchange Commission has adopted rules that require that before Jewett, Schwartz, Wolfe & Associates ("JSWA") is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

      o     approved by our Audit Committee; or

      o entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee's responsibilities to management.

Our Audit Committee approved all services provided by JSWA in fiscal 2006 in accordance with its pre-approved policies and procedures.

The Audit Committee has considered the nature and amount of the fees billed by JSWA, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining JSWA independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ONLINE VACATION CENTER HOLDINGS CORP.


                           By: /s/ Edward B. Rudner
                              -------------------------------------------
                           Edward B. Rudner
                           Chief Executive Officer, President, Chief Financial Officer and Director

Date: March 19, 2007

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                                    TITLE                                DATE
-------------------------    ----------------------------------------------     --------------
/s/ Edward B. Rudner         Chief Executive Officer, President, Chief          March 19, 2007
--------------------         Financial Officer and Director  (principal
     Edward B. Rudner        executive officer and principal financial and
                             accounting officer)


/s/ Richard A. McKinnon      Director                                           March 19, 2007
-----------------------
Richard A. McKinnon


/s/ Brian P. Froelich        Director                                           March 19, 2007
---------------------
Brian P. Froelich


/s/ Frank Bracken            Director                                           March 19, 2007
-----------------
Frank Bracken

                      ONLINE VACATION CENTER HOLDINGS CORP

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 and 2005

                      ONLINE VACATION CENTER HOLDINGS CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 and 2005

                                TABLE OF CONTENTS

                                                                       Page

Report of Independent Registered Public Accounting Firm               F - 2

Consolidated Balance Sheets                                           F - 3

Consolidated Statements of Operations                                 F - 4

Consolidated Statements of Changes in Stockholders'
            Equity (Deficiency)                                       F - 5

Consolidated Statements of Cash Flows                                 F - 6

Notes to Consolidated Financial Statements                            F - 7 - 21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of Online Vacation Center Holdings Corp.

We have audited the accompanying consolidated balance sheet of Online Vacation Center Holdings Corp and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Online Vacation Center Holdings Corp and Subsidiaries as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Jewett, Schwartz & Associates

Hollywood, Florida
February 28, 2007

                      ONLINE VACATION CENTER HOLDINGS CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                       -----------------------------
                                                                           2006              2005
                                                                       -----------       -----------
                        ASSETS

CURRENT ASSETS
Cash and cash equivalents                                              $ 2,658,885       $ 2,213,182
Accounts receivable, net                                                 1,043,955           581,896
Prepaid expenses and other current assets                                  370,072           220,720
Deferred tax asset, net                                                    248,455           234,809
                                                                       -----------       -----------
Total Current Assets                                                     4,321,367         3,250,607

Restricted cash                                                            336,135           315,000
Property and equipment, net                                                 92,215           111,100
Deferred tax asset, net                                                     98,183           881,339
Intangible assets, net                                                   1,067,849            44,314
Goodwill                                                                 1,942,495                --
                                                                       -----------       -----------
Total Assets                                                           $ 7,858,244       $ 4,602,360
                                                                       ===========       ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities                               $ 1,339,574       $   894,187
Deferred revenue, net                                                      805,134           479,434
Customer deposits                                                        1,470,178         1,575,475
Convertible note, current                                                  125,000                --
                                                                       -----------       -----------
Total Current Liabilities                                                3,739,886         2,949,096

Convertible note, long-term                                                375,000                --
Subordinated debentures                                                         --         3,000,000
                                                                       -----------       -----------
Total Liabilities                                                        4,114,886         5,949,096
                                                                       -----------       -----------

SHAREHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding                               --                --
Common stock, 80,000,000 shares authorized at
$.0001 par value; 18,256,777 and 15,299,467 shares
issued and outstanding                                                       1,826             1,530
Additional paid-in capital                                               5,099,059           247,114
Accumulated deficit                                                     (1,357,527)       (1,595,380)
                                                                       -----------       -----------
Total Shareholders' Equity (Deficiency)                                  3,743,358        (1,346,736)
                                                                       -----------       -----------

Total Liabilities & Shareholders' Equity (Deficiency)                  $ 7,858,244       $ 4,602,360
                                                                       ===========       ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the years ended December 31,

                                                            2006              2005
                                                        -----------      ------------
NET REVENUES                                            $ 7,785,361      $  7,975,688

OPERATING EXPENSES:
Selling and marketing                                     2,907,698         2,052,933
General and administrative                                4,213,517         3,802,978
Depreciation and amortization                               136,496            72,803
                                                        -----------      ------------

INCOME FROM OPERATIONS                                      527,650         2,046,974

Interest income (expense), net                               16,924          (238,607)
                                                        -----------      ------------

Income before provision (benefit) for income taxes          544,574         1,808,367

Provision (benefit) for income taxes                        306,721          (412,168)
                                                        -----------      ------------

NET INCOME                                              $   237,853      $  2,220,535
                                                        ===========      ============

Weighted average shares outstanding - Basic              17,289,996        15,299,467
                                                        ===========      ============

EARNINGS PER SHARE - Basic                              $      0.01      $       0.15
                                                        ===========      ============

Weighted average shares outstanding - Diluted            17,746,920        15,299,467
                                                        ===========      ============

EARNINGS PER SHARE - Diluted                            $      0.01      $       0.15
                                                        ===========      ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      ONLINE VACATION CENTER HOLDINGS CORP.
          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                             Common Stock
                                       ---------------------------
                                                                         Additional
                                                                           paid-in        Accumulated
                                         Shares           Amount           capital          Deficit            Total
                                       -----------      -----------      -----------      -----------       -----------
Balance at January 1, 2005              15,299,467      $     1,530      $   247,114      $(3,815,915)      $(3,567,271)

Net income for the year ended
    December 31, 2005                                                                       2,220,535         2,220,535
                                       -----------      -----------      -----------      -----------       -----------
Balance at December 31, 2005            15,299,467      $     1,530      $   247,114      $(1,595,380)      $(1,346,736)
Issuance of common stock in
   exchange for subordinated debt        1,500,310              150        2,999,850               --         3,000,000
Issuance of restricted shares
   under compensation plan                   7,000                1            5,949               --             5,950
Stock based compensation expense                --               --          147,430               --           147,430
Issuance of common stock in
    conjunction with acquisitions        1,450,000              145        1,631,105               --         1,631,250
Issuance of convertible notes in
    conjunction with acquisitions               --               --           67,611               --            67,611
Net income for the year ended
    December 31, 2006                           --               --               --          237,853           237,853
                                       -----------      -----------      -----------      -----------       -----------
Balance at December 31, 2006            18,256,777      $     1,826      $ 5,099,059      $(1,357,527)      $ 3,743,358
                                       ===========      ===========      ===========      ===========       ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                       For the Year Ended
                                                                                 December 31,        December 31,
                                                                                     2006                2005
                                                                                 -------------       -------------
Cash flows from operating activities:
     Net income                                                                  $     237,853       $   2,220,535
     Adjustments to reconcile to net cash inflow from operating activities:
         Provision for bad debts                                                            --               8,428
         Depreciation and amortization                                                 136,496              72,803
         Stock based compensation expense                                              153,380                  --
         Deferred income tax provision                                                 353,671             705,365
         Reversal of deferred tax valuation allowance                                       --          (1,164,968)
         Settlement gain                                                                    --              (4,250)
     Increase in accounts receivable                                                  (462,059)           (266,418)
     (Increase)/Decrease in prepaid and other
         current assets                                                               (149,352)            107,730
     Increase in accounts payable and
         accrued expenses                                                              445,387              86,327
     Increase in deferred revenue                                                      325,700              70,850
     Decrease in customer deposits                                                    (105,297)           (573,914)
     Cash payments for settlement obligation                                                              (162,000)
                                                                                 -------------       -------------
Net cash provided from operating activities                                            935,779           1,100,488
                                                                                 -------------       -------------

Cash flows from investing activites:
     Decrease/(Increase) in investment in restricted cash                              (21,135)                176
     Capital expenditures                                                              (63,146)            (64,406)
     Cash paid for acqusitions in excess of cash received                             (405,795)                 --

                                                                                 -------------       -------------
Cash used in investing activities                                                     (490,076)            (64,230)
                                                                                 -------------       -------------

Increase in cash during the period                                                     445,703           1,036,258

Cash at the beginning of the period                                                  2,213,182           1,176,924
                                                                                 -------------       -------------

Cash at the end of the period                                                    $   2,658,885       $   2,213,182
                                                                                 =============       =============

Supplemental information:
     Cash paid for interest                                                      $      48,658       $     365,585
                                                                                 =============       =============
     Cash paid/(Refunds received) for taxes                                      $      (8,491)      $      70,771
                                                                                 =============       =============
     Common stock issued in conjunction with acquisitions                        $   1,631,250       $          --
                                                                                 =============       =============
     Convertible debt issued in conjunction with acquisitions                    $     500,000       $          --
                                                                                 =============       =============
     Fair value of conversion feature of convertible note                        $      67,611
                                                                                 =============       =============
     Conversion of subordinated debt into common stock                           $   3,000,000       $          --
                                                                                 =============       =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND

Overview

Online Vacation Center Holdings Corp. (the "Company") is a Florida holding company, focused on building a network of diversified vacation marketers with a range of products that can be cross-sold to an extensive customer base. Target businesses will be financially and technologically sound and provide a high degree of personalized service to help consumers research, plan and purchase a vacation.

The Company provides vacation travel services through its wholly owned subsidiaries Online Vacation Center, Inc., an internet-based vacation seller focused on serving the affluent retiree market, Phoenix International Publishing, LLC, the U.K.'s leading publisher of consumer magazines and guides about travel to the U.S. and Canada, Thoroughbred Travel, LLC, a Houston, Texas based upscale travel agency, operating as Journeys Unlimited, and La Fern, Inc., operating as eLeisureLink.com, a Florida travel agency that sells land-based vacations.

History

Under a share exchange agreement dated August 25, 2005, effective March 15, 2006, the Company issued to the Online Vacation Center Holdings, Inc. interest holders an aggregate of 15,000,000 shares of the Company's common stock in exchange for a 100% interest in Online Vacation Center Holdings, Inc. In connection with the share exchange, pursuant to an asset purchase agreement, the Company sold all of its assets (and transferred all of its liabilities) to a former director and majority shareholder for a total purchase price of 2,700,000 shares of the Company's common stock. The 2,700,000 shares were returned to the Company and have been cancelled. For accounting purposes the consummation of these actions resulted in a reverse merger and Online Vacation Center Holdings, Inc. is the accounting survivor and surviving business entity; however, the Company is the surviving legal entity.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Online Vacation Center Holdings Corp. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company makes operating decisions, assesses performance and manages the business as one reportable segment.

Use of Estimates

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

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company  recognizes  revenue in accordance  with Staff  Accounting  Bulletin
(SAB) No. 104 "Revenue Recognition in Financial Statements", which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Vacation travel sales transactions are billed to customers at the time of booking, however commission revenue is not recognized in the accompanying consolidated financial statements until the customers' travel occurs. Advertising revenue is recognized upon distribution of the magazine or travel guide.

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

Concentration of Credit Risk

The Company's business is subject to certain risks and concentrations including dependence on relationships with travel suppliers (primarily cruise lines), and to a lesser extent, exposure to risks associated with online commerce security and credit card fraud. The Company is highly dependent on its relationships with three major cruise lines: Celebrity Cruises, Norwegian Cruise Line, and Princess Cruises. The Company also depends on third party service providers for processing certain fulfillment services.

Concentrations of credit risk with respect to client accounts receivable are limited because of the Company's policy to require deposits from customers, the number of customers comprising the client base and their dispersion across geographical locations.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and bank certificates of deposit. These accounts are maintained with financial institutions insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2006 and December 31, 2005, the balances at various financial institutions over the FDIC insured limit relating to cash and cash equivalents and restricted cash were approximately $2.4 million and $2.0 million, respectively. The Company believes these balances are not at risk as they are held by sound financial institutions.

Marketing Costs

Substantially all marketing costs are charged to expense as incurred and principally represent production, printing, direct mail costs, and online advertising. Marketing expense for the years ended December 31, 2006 and 2005 approximated $1,529,168 and $1,083,011 respectively.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2006 and 2005, respectively, cash and cash equivalents included cash in the bank and cash on hand.

Accounts Receivable

Travel suppliers generally pay commissions between 60 days before to 90 days after travel has commenced, overrides in the first quarter following the period earned, and marketing and advertising invoices between 30 days to 90 days after invoice date. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the specific supplier's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are recognized as revenue in the period received. At December 31, 2006 and 2005, the allowance for doubtful accounts was $4,317, respectively.

Restricted Cash

In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A, "Current Assets and Current Liabilities", cash which is restricted as to withdrawal is considered a noncurrent asset. Restricted cash consists of collateral for three letters of credit and a reserve for credit card processing. The Company's credit card processor, Global Payments, holds a $280,000 reserve for credit cards processed. Global Payments will hold this reserve for as long as the Company uses them as its credit card processor and will release all funds no later than six months after the final transaction deposit. Certificates of deposit of $56,135 are collateral for three outstanding letters of credit due to expire in 2007. The letters of credit are required by industry and state regulations and will be renewed.

Property and Equipment

Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are recognized as incurred. Depreciation and amortization are provided for on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

                                                               Depreciation/
                                                               Amortization
    Asset Category                                                Period
    -----------------------------------------------------    ------------------
    Office equipment                                           2 to 3 Years
    Furniture & fixtures                                       5 to 7 Years
    Leasehold improvements                                        6.5 Years

Goodwill and Indefinite-Lived Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill, represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for impairment annually at the beginning of the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. As a result of the acquisitions which occurred in 2006, goodwill at December 31, 2006 in the accompanying consolidated balance sheets was $1,942,495. At December 31, 2005, goodwill in the accompanying consolidated balance sheet was $0.

Long-Lived Assets

The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property and equipment and purchased intangible assets with finite lives, is to review the carrying value of the assets, annually or whenever events or changes in circumstances indicate that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

Foreign Currency Translation

The Company conducts publishing operations in both the United States and the United Kingdom, and its functional currency is the US dollar. At the balance sheet date, assets, liabilities, revenues and expenses denominated in British pounds are recorded in US dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in British pounds are translated into US dollars by using the exchange rate in effect at that date. The resulting foreign currency transaction gains and losses are included in operating revenues and expenses for the year. These gains or losses were not material for the year ended December 31, 2006 and did not exist for the year ended December 31, 2005.

Income Taxes

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

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At December 31, 2006 and December 31, 2005, respectively, there were no material items to be included in accumulated other comprehensive income.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of common stock that could share in the earnings of the Company.

Stock-Based Compensation

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of January 1, 2006. There was no stock based compensation granted during the year ended December 31, 2005. For the year ended December 31, 2006, 1,870,000 stock options and 7,000 restricted shares were granted to employees and directors under the 2005 Management and Director Equity Incentive and Compensation Plan. Compensation cost recognized in the year ended December 31, 2006 was $147,430 for the stock options and $5,950 for the restricted shares.

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

Off-Balance Sheet Arrangements

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

Recent Accounting Pronouncements

Nonmonetary Exchange

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's current financial condition or results of operations.

Conditional Asset Retirement

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47 - "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS 143 (FIN No. 47). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the year ended December 31, 2006.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. While the Company's analysis of the impact this Interpretation is not yet complete, it is not anticipated that it will have a material impact on the Company's retained earnings at the time of adoption.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("FAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In  September  2006  Statement  of  Financial   Accounting  Standards  No.  158,
Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans
- an amendment of FASB Statement No. 87, 88, 106 and 132(R),  ("FAS 158").

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company does not expect the remaining elements of this Statement to have a material impact on the Company's financial condition, results of operations, cash flows when adopted.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                               December 31,       December 31,
                                               -------------      -------------
                                                    2006               2005
                                               -------------      -------------

Prepaid expenses                               $     282,805      $     140,176
Refundable deposits with suppliers                    87,267             80,544
                                               -------------      -------------

Prepaid expenses and other current assets      $     370,072      $     220,720
                                               =============      =============

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

                                               December 31,       December 31,
                                               -------------      -------------
                                                    2006               2005
                                               -------------      -------------

Office equipment                               $     407,712      $     332,663
Furniture & fixtures                                  61,863             54,326
Leasehold improvements                                67,368             67,368
                                               -------------      -------------
                                                     536,943            454,357

Less: Accumulated depreciation                      (444,728)          (343,257)
                                               -------------      -------------

Property and equipment, net                    $      92,215      $     111,100
                                               =============      =============

Depreciation expense for the years ended December 31, 2006 and 2005 was $82,031 and $69,027, respectively.

NOTE 5 - INTANGIBLE ASSETS, NET

During 2002, Online Vacation Center, Inc. purchased the rights to the Renaissance Cruises name and customer database. Online Vacation Center, Inc. also registered two trade names and marks for Online Vacation Center, Inc. These costs were capitalized and are being amortized over the expected 15-year useful lives of the trademarks.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2006, Online Vacation Center Holdings Corp. acquired Phoenix International Publishing, LLC, La Fern, Inc. and Thoroughbred Travel, LLC. A third-party company was hired to prepare a valuation to assist management of the Company in its allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of Phoenix's, La Fern's and Thoroughbred's intangible assets. The costs related to these intangible assets have been capitalized and are being amortized over their expected useful life, ranging from 1 to 15 years.

Intangible assets consist of the following:

                                               December 31,       December 31,
                                                    2006               2005
                                               -------------      -------------

Trade names                                    $     125,642      $       6,642
Non compete agreement                                290,000                 --
Customer contracts and backlog                       109,000                 --
Customer lists and relationships                     610,000             50,000
                                               -------------      -------------
                                                   1,134,642             56,642

Less: Accumulated amortization                       (66,793)           (12,328)
                                               -------------      -------------

Intangible assets, net                         $   1,067,849      $      44,314
                                               =============      =============

Amortization expense for the years ended December 31, 2006 and 2005 was $54,465 and $3,776, respectively. The estimated aggregate amortization expense for the next five years and thereafter is as follows

                                                  Estimated Annual
          Year                                  Amortization Expense
        --------                                ---------------------
          2007                                       $ 160,343
          2008                                         153,593
          2009                                         153,593
          2010                                         129,426
          2011 and thereafter                          470,894

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                                December 31,       December 31,
                                                    2006               2005
                                               -------------      -------------
Accounts payable                               $     330,591      $      10,637
Accrued compensation                                 878,870            759,420
Accrued professional fees                            110,922            113,757
Other accrued expenses                                19,191             10,373
                                               -------------      -------------
   Total                                       $   1,339,574      $     894,187
                                               =============      =============

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the effective date of the share exchange, Online Vacation Center Holdings, Inc. had an obligation under the terms of its employment agreement with its President for compensation and benefits in the amount of $579,990. The obligation has been assumed by the Company and is included in accrued compensation at December 31, 2006 and 2005, respectively. In August 2006, the Company's board of directors voted to establish the Online Vacation Center Holdings Corp. Deferred Compensation Plan in order to provide for payments to be made to the Company's President and Chief Executive Officer for this obligation. The Company will make a series of twenty-six (26) bi-weekly cash payments totaling $579,990 to him, commencing on January 19, 2007.

NOTE 7 - DEFERRED REVENUES

Deferred revenue consists of sales commission received from vacation travel suppliers in advance of passenger cruise travel dates, net of cancellations and amounts received on publishing advertising to be produced in the future. The advance sales commission and publishing advertising revenue is considered unearned revenue and recorded as deferred revenue in the accompanying consolidated balance sheets. Deferred revenue is recognized on the accompanying consolidated financial statements when the customers' travel occurs or the publication is distributed. At December 31, 2006 and December 31, 2005, deferred revenues were $805,134 and $479,434, respectively.

NOTE 8 - CUSTOMER DEPOSITS

Deposits received from customers in advance of passenger cruise travel dates are considered unearned revenues and recorded as customer deposit liabilities in the accompanying consolidated balance sheets. Customer deposits are subsequently recognized as revenues upon completion of passenger travel. At December 31, 2006 and December 31, 2005, customer deposits were $1,470,178 and $1,575,475, respectively.

NOTE 9 - DEBT

The debt components consist of the following:

                                                           December 31,       December 31,
                                                                2006               2005
                                                           -------------      -------------
 Convertible Note - Thoroughbred Travel, LLC               $     125,000      $          --
 Convertible Note - La Fern, Inc.                                375,000                 --
 Subordinated Debenture - Pacific Tour Services, Inc.                 --          3,000,000
                                                           -------------      -------------
                                                                 500,000          3,000,000
 Less: Current portion                                           125,000                 --
                                                           -------------      -------------
                                                           $     375,000      $   3,000,000
                                                           =============      =============

As discussed in Note 14, in conjunction with its acquisition of Thoroughbred Travel, LLC ("Thoroughbred") the Company issued a Convertible Note to the former owner of Thoroughbred in the amount of $125,000 bearing interest at 5% per annum with accrued interest and principal payable on September 25, 2007; the Note may be paid in advance by the Company upon 30 days notice. The Note is convertible, at the election of Thoroughbred prior to the earlier of prepayment or maturity, into 62,500 shares of the Company's common stock at a conversion price equal to $2.00 per share. Thoroughbred had not converted the Note as of December 31, 2006.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 14, in conjunction with its acquisition of La Fern, Inc. ("La Fern"), the Company issued a Convertible Note to the former owner of La Fern, in the amount of $375,000, due October 1, 2009 bearing interest at 6% per annum with interest payable semi-annually commencing on April 1, 2007 and may not be prepaid by the Company. The Note is convertible, at the election of La Fern prior to maturity, into 187,500 shares of the Company's common stock at a conversion price equal to $2.00 per share. La Fern had not converted the Note as of December 31, 2006.

SUBORDINATE DEBENTURES

On November 16, 2000 Online Vacation Center Holdings, Inc. issued an 8% Subordinate Debenture (the "first Debenture") in the amount of $2,000,000 to Pacific Tour Services, Inc. that was due on January 1, 2008. The first Debenture accrued interest on the unpaid principal balance at a rate of 8% per annum. On June 27, 2001 Online Vacation Center Holdings, Inc. issued an 8% Subordinate Debenture (the "second Debenture") in the amount of $1,000,000 to Pacific Tour Services, Inc. that was due on January 1, 2008. The second Debenture accrued interest on the unpaid principal balance at a rate of 8% per annum. Immediately prior to the share exchange agreement the debentures were exchanged into shares of common stock of Online Vacation Center Holdings, Inc. and then Pacific Tour Services, Inc. subsequently exchanged the shares for 1,500,310 shares of common stock of Online Vacation Center Holdings Corp., in accordance with the share exchange agreement.

Interest expense for the years ended December 31, 2006 and 2005 respectively was $55,734 and $244,636 respectively.

NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2006 and 2005 consist of the following:

                                                      December 31,
                                               ---------------------------
                                                 2006             2005
                                               ---------       -----------
Current:
        Federal                                $ (46,950)      $    47,435
        State                                         --                --

                                               ---------       -----------
                                                 (46,950)           47,435
                                               ---------       -----------
Deferred:
         Federal                               $ 303,245       $   604,794
         State                                    50,426           100,571
                                               ---------       -----------
                                                 353,671           705,365
                                               ---------       -----------
Tax (benefit) from the
     decrease in valuation allowance                  --        (1,164,968)
                                               ---------       -----------

Provision (benefit) for income taxes, net      $ 306,721       $  (412,168)
                                               =========       ===========

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     December 31,
                                                 -------------------
                                                  2006         2005
                                                 ------       ------

         Statutory federal income tax rate         35.0%       35.0%
         Decrease in valuation allowance            0.0        (64.4)
         State income taxes                         6.0          3.6
         Gain on sale of cigar assets               4.5          0.0
         Tax effect of non-deductible items         3.4          0.5
         Other                                      7.4          2.5
                                                 ------       ------

         Effective tax rate                        56.3%       (22.8)%
                                                 ======       ======

Other includes tax rate differentials and the true-up of permanent tax differences from prior periods. The gain on sale of cigar assets is the result of the transaction wherein the Company distributed the assets relating to the cigar business to a former director and majority shareholder in exchange for 2.7 million shares of stock. The Company recognized a gain on each asset distributed based upon the difference between the fair market value and the Company's adjusted basis in each asset at the time of closing.

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:


                                            December 31,        December 31,
                                               2006                2005
                                           -------------       -------------

   Net operating loss carry-
        forwards and AMT tax credit        $     467,969       $     832,088
   Depreciation and amortization                (377,526)             85,568
   Accruals and other                            256,195             198,492
                                           -------------       -------------

            Deferred income tax asset      $     346,638       $   1,116,148
                                           =============       =============

The net deferred tax assets are comprised of the following:

                                            December 31,        December 31,
                                               2006                2005
                                           -------------       -------------

   Current                                 $     248,455       $     234,809
   Non-current                                    98,183             881,339
                                           -------------       -------------

   Net deferred income tax asset           $     346,638       $   1,116,148
                                           =============       =============

The Company has federal net operating loss carry forwards totaling $1,193,000 which will expire in 2017.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK BASED COMPENSATION

In conjunction with the Share Exchange Agreement, the Company's Board of Directors amended its 2005 Management and Director Equity Incentive and Compensation Plan (the "Plan"). This Plan provides for the grants of stock options, restricted stock, performance-based and other equity-based incentive awards to directors, officers and key employees. Under this Plan, stock options must be granted at an option price that is greater than or equal to the market price of the stock on the date of the grant. If an employee owns 10% or more of the Company's outstanding common stock, the option price must be at least 110% of the market price on the date of the grant. Options granted under this Plan become exercisable in accordance with the terms of the grant as determined by a committee of the Company's Board of Directors. All options granted expire no more than 10 years following the date of grant.

On March 16, 2006, 1,860,000 stock options were granted to management and directors under the Plan. All options have a five-year life and an exercise price of $1.27. On October 3, 2006, in conjunction with acquisition of La Fern, Inc. 10,000 stock options were granted to a principal of La Fern as part of his employment agreement with the Company under the Plan. The options have a five year life and an exercise price of $1.95.

A summary of the activity in our Plan for the year ended December 31, 2006 is presented below; no options were granted under the Plan prior to March 16, 2006:

                                                                Weighted Average
                                                       Shares    Exercise Price
                                                       ------   ----------------
 Options outstanding at the beginning of the year          --          $0.00
 Granted                                            1,870,000           1.28
 Canceled                                                  --           0.00
 Exercised                                                 --           0.00
                                                    ---------          -----
 Options outstanding at the end of the year         1,870,000          $1.28
                                                    =========          =====

The weighted fair value of options granted during 2006 was $0.17 with the following assumptions: average expected life between 2.5 and 3.5 years, depending on the option vesting; 4.44% interest rate; 40% volatility; 5% forfeiture rate. Compensation cost recognized for the year ended December 31, 2006 was $147,430.

As of December 31, 2006, there was approximately $157,318 of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our option plans as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 1.75 years. The number of non-exercisable shares was 1,570,000 shares of common stock at December 31, 2006. At December 31, 2006, 300,000 shares of common stock at $1.27 per share, which vested immediately upon grant, were exercisable.

For the year ended December 31, 2006, 7,000 restricted shares were granted to employees and directors under the Plan. Compensation expense for the year ended December 31, 2006 related to the grant of 7,000 restricted shares was $5,950.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS

Effective October 2005, Online Vacation Center Holdings, Inc. engaged a consultant who now serves as the Company's Chairman. In consideration for such services, the consultant received a monthly fee of $10,000. The consultant continues to serve the Company at the same fee rate on a month to month basis. During 2006 and 2005, this consultant received $120,000 and $30,000, respectively, in consulting fees.

NOTE 13 - COMMITMENTS AND CONTIGENCIES

Lease Commitments

Online Vacation Center Holdings Corp. has entered into a lease for approximately 10,000 square feet of corporate office space in Plantation, Florida. Total monthly lease payments, which include a proportionate share of building operating expenses, are $16,182 through June 2007 and increase approximately three percent each year thereafter. The current lease term is through June 30, 2008. Rent expense for the years ended December 31, 2006 and 2005 was $197,322 and $180,710, respectively.

Executive Employment Agreements

On March 16, 2006, the Company entered into an executive employment agreement with its President and Chief Executive Officer. The Company will pay an initial annual base salary of $300,000, payable bi-weekly. The base salary is subject to annual automatic incremental increases of the greater of the percentage increase in the consumer price index or 6% of the previous year's base salary. In addition, the Company issued incentive stock options to purchase 300,000 shares of common stock and nonqualified stock options to purchase 200,000 shares of common stock which are exercisable at 150% of the fair market value of the Company's common stock as of the effective date of the share exchange ($1.27). All of the nonqualified stock options and incentive stock options to purchase 100,000 shares vested immediately. Incentive stock options to purchase 100,000 shares of common stock vest on March 15, 2007 and the remaining 100,000 incentive stock options vest on March 15, 2008. All of the options were issued under the 2005 Management and Director Equity Incentive and Compensation Plan.

On August 31, 2006, in conjunction with the acquisition of Phoenix International Publishing, LLC, ("Phoenix") the Company entered into an employment agreement with the president of Phoenix to continue serving in such capacity. The Company will pay a base salary of $202,000 per annum commencing on September 1, 2006 and increasing by 4% per annum until August 31, 2009, the termination date of the Agreement. In addition, the president may also be entitled to a retention bonus, as defined, a bonus in conjunction with the closing of certain acquisition prospects, as defined, and a bonus in conjunction with Phoenix achieving certain profitability thresholds as defined.

Other Contract Obligations

During the course of business, the Company has entered into contracts for internet, telephone and other related expenses.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2006, the Company had the following  future minimum  obligations
for  rental  lease  commitments,   employment   agreements  and  other  contract
obligations as follows:

                  Year                                   Amount
                  ------------------------------    ----------------

                  2007                                  $ 1,110,917
                  2007                                      786,023
                  2008                                      483,477
                  2009 and thereafter                            --
                                                        -----------
                                                        $ 2,380,417
                                                        ===========

Benefit Plan

The Company participates in a multi-employer 401 (k) Plan managed by a professional employer organization the Company retains for administering payroll and employee benefits programs. Contributions to the Plan are at the discretion of the Company's board of directors. No contributions were approved as of December 31, 2006.

Settlement Obligation

The Company is involved from time to time in various legal claims and actions arising in the ordinary course of business. While from time to time claims are asserted that may make demands for sums of money, the Company does not believe that the resolution of any of these matters, either individually or in the aggregate, will materially affect its financial position, cash flows or the results of its operations. In November 2004, the Company reached a settlement agreement with a travel company whereby the Company paid $200,000 and agreed to pay $175,000 over twenty months commencing January 2005 with interest on the outstanding balance at 8% per annum. The obligation was paid in full in 2005.

Regulatory Matters

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

NOTE 14 - ACQUISITIONS

During 2006, the Company acquired the entire ownership position in three companies: Phoenix International Publishing, LLC, Thoroughbred Travel, LLC and La Fern, Inc. The transactions have been included in our consolidated results since the dates of acquisition. The cash paid in 2006 for these acquisitions, net of cash acquired, was $405,795. Additionally the Company issued 1,450,000 shares of its common stock and issued convertible notes, at the election of the holders, aggregating $500,000. The consideration has been allocated to assets and liabilities, including separate identifiable intangible assets based on independent third party valuations and internal assessments with approximately $1,942,495 allocated to goodwill.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           1st Quarter      2nd Quarter      3rd Quarter       4th Quarter
                                           -----------      -----------      -----------       -----------
For the year ended December 31, 2006:
   Net revenues                            $ 2,022,901      $ 1,805,377      $ 1,255,075       $ 2,702,008
   Operating profit                            438,370          306,703         (351,775)          134,352
   Net earnings/(loss)                         220,408          143,162         (168,800)           43,083

   Net earnings/(loss) per share:
      Basis                                $      0.01      $      0.01      $     (0.01)      $      0.00
      Diluted                              $      0.01      $      0.01      $     (0.01)      $      0.00

For the year ended December 31, 2005:
   Net revenues                            $ 2,116,715      $ 2,271,493      $ 1,612,856       $ 1,974,624
   Gross profit                                376,026          784,865          156,688           729,395
   Net earnings/(loss)                         346,097        1,366,420           57,894           450,124

   Net earnings/(loss) per share:
      Basis                                $      0.02      $      0.08      $      0.00       $      0.05
      Diluted                              $      0.02      $      0.08      $      0.00       $      0.05

NOTE 16 - SUBSEQUENT EVENTS

On January 3, 2007, pursuant to the terms of an Acquisition Agreement, Online Vacation Center Holdings Corp. purchased and acquired all of the issued and outstanding ownership interests of La Tours and Cruises, Inc., a Houston, Texas travel agency, operating as West University Travel, for $550,000, subject to adjustment as defined by the Acquisition Agreement, $250,000 in cash payable upon closing and $300,000, payable in $100,000 annual installments, subject to adjustment as defined by the Acquisition Agreement, commencing on January 2, 2008. Additionally, the owners of La Tours and Cruises, Inc. received 50,000 restricted shares of the Company's common stock which are subject to a lock-up agreement.

On January 5, 2007, pursuant to the terms of an Acquisition Agreement, Online Vacation Center Holdings Corp. purchased and acquired all of the issued and outstanding ownership interests of Dunhill Vacations, Inc., a Fort Lauderdale, Florida, publisher of a leading vacation values newsletter, Dunhill Vacation News, for $250,000, in cash payable upon closing and 50,000 restricted shares of the Company's common stock.

On January 19, 2007, pursuant to the terms of an Acquisition Agreement, Online Vacation Center Holdings Corp. purchased certain assets of SmartTraveler.com, Inc., a Royal Palm Beach, Florida, home-based travel seller, for $125,000, in cash payable upon closing and 125,000 restricted shares of the Company's common stock which are subject to a lock-up agreement.