Form 10QSB
period 2007-03-31
ONLINE VACATION CENTER HOLDINGS CORP
filed 2007-05-14
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                                   (Mark One)


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


         For the transition period from ______________ to______________

                         Commission file number: 0-32137


                      Online Vacation Center Holdings Corp.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                       65-0701352
             -------                                       ----------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization

           1801 N.W. 66th Avenue, Suite 102, Plantation, Florida 33313
  ----------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (954) 377-6400
                                 --------------
               Registrant's telephone number including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 1, 2007, there were 18,492,977 shares of Common Stock, par value, $0.0001 per share outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]     No [X]

                                      INDEX
                                      -----
                                                                                                                    PAGE
                                                                                                                    ----
Part I.                  Financial Information
--------                 ---------------------
Item 1                   Financial Statements (Unaudited)
                         Condensed Consolidated Balance Sheets                                                        3
                         Condensed Consolidated Statements of Operations                                              4
                         Condensed Consolidated Statements of Cash Flows                                              5
                         Notes to Consolidated Financial Statements                                                   6
Item 2                   Management's Discussion and Analysis of Financial Condition
                            and Results of Operation                                                                 14
Item 3                   Controls and Procedures                                                                     19

Part II                  Other Information
-------                  -----------------
Item 1                   Legal Proceedings                                                                           20
Item 2                   Unregistered Sales of Equity Securities and Use of Proceeds                                 20
Item 3                   Default upon Senior Notes                                                                   21
Item 4                   Submission of Matters to a Vote of Securities Holders                                       21
Item 5                   Other Information                                                                           21
Item 6                   Exhibits                                                                                    22
                         Exhibit 31.1 - Certification
                         Exhibit 31.2 - Certification
                         Exhibit 32.1 - Certification
                         Exhibit 32.2 - Certification


                      ONLINE VACATION CENTER HOLDINGS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,     December 31,
                                                                                   2007           2006
                                                                                -----------    ------------
                                                                                (Unaudited)     (Audited)
                                  ASSETS


CURRENT ASSETS
Cash and cash equivalents                                                       $ 2,054,104    $ 2,658,885
Accounts receivable, net                                                            754,930      1,043,955
Prepaid expenses and other current assets                                           507,062        370,072
Deferred tax asset, net                                                             209,536        248,455
                                                                                -----------    -----------
Total Current Assets                                                              3,525,632      4,321,367

Restricted cash                                                                     336,135        336,135
Property and equipment, net                                                          97,336         92,215
Deferred tax asset, net                                                                  --         98,183
Intangible assets, net                                                            1,679,589      1,067,849
Goodwill                                                                          2,913,870      1,942,495
                                                                                -----------    -----------
Total Assets                                                                    $ 8,552,562    $ 7,858,244
                                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                        $ 1,471,292    $ 1,339,574
Deferred revenue, net                                                               752,505        805,134
Customer deposits                                                                 1,514,003      1,470,178
Notes payable- current portion                                                      220,292        125,000
                                                                                -----------    -----------
Total Current Liabilities                                                         3,958,092      3,739,886

Notes payable                                                                       495,118        375,000
Deferred income taxes                                                                34,790             --
                                                                                -----------    -----------
Total Liabilities                                                                 4,488,000      4,114,886
                                                                                -----------    -----------

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding                                        --             --
Common stock, 80,000,000 shares authorized at
$.0001 par value; 18,492,977 and 18,256,777 shares
issued and outstanding                                                                1,849          1,826
Additional paid-in capital                                                        5,487,429      5,099,059
Accumulated deficit                                                              (1,424,716)    (1,357,527)
                                                                                -----------    -----------
Total Stockholders' Equity                                                        4,064,562      3,743,358
                                                                                -----------    -----------

Total Liabilities & Stockholders' Equity                                        $ 8,552,562    $ 7,858,244
                                                                                ===========    ===========






The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                      ONLINE VACATION CENTER HOLDINGS CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,


                                                                                            2007            2006
                                                                                        ------------    ------------
                                                                                         (Unaudited)     (Unaudited)
NET REVENUES                                                                            $  2,677,753    $  2,022,901

OPERATING EXPENSES:
Selling and marketing                                                                      1,300,395         398,565
General and administrative                                                                 1,390,659       1,164,310
Depreciation and amortization                                                                 84,015          21,656
                                                                                        ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                                                (97,316)        438,370

Interest income (expense), net                                                                 5,480         (40,036)
                                                                                        ------------    ------------

Income (loss) before provision (benefit) for income taxes                                    (91,836)        398,334

Provision / (benefit) for income taxes                                                       (24,647)        177,926
                                                                                        ------------    ------------

NET (LOSS) INCOME                                                                       $    (67,189)   $    220,408
                                                                                        ============    ============

Weighted average shares outstanding - Basic                                               18,456,366      15,550,685
                                                                                        ============    ============

EARNINGS PER SHARE - Basic                                                              $         --    $       0.01
                                                                                        ============    ============

Weighted average shares outstanding - Diluted                                             19,272,670      15,791,056
                                                                                        ============    ============

EARNINGS PER SHARE - Diluted                                                            $         --    $       0.01
                                                                                        ============    ============



















The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                      ONLINE VACATION CENTER HOLDINGS CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       For the Three Months Ended
                                                                                     -----------------------------
                                                                                       March 31,        March 31,
                                                                                         2007             2006
                                                                                     ------------     ------------
Cash flows from operating activities:
      Net income (loss)                                                              $   (67,189)     $   220,408
      Adjustments to reconcile to net cash inflow from operating activities:
           Depreciation and amortization                                                  84,015           21,656
           Stock based compensation expense                                               62,080           48,405
           Imputed interest expense                                                        4,464               --
           Deferred income tax provision                                                 (24,647)         155,421
      Decrease in accounts receivable                                                    289,025          138,896
      (Increase) in prepaid and other current assets                                    (189,934)        (219,617)
      Increase in accounts payable and accrued expenses                                  131,718          253,561
      (Decrease) in deferred revenue                                                     (52,629)         (38,486)
      Increase/(Decrease) in customer deposits                                            43,825         (318,312)
                                                                                     -----------      -----------
Net cash provided from operating activities                                              280,728          261,932
                                                                                     -----------      -----------

Cash flows from investing activites:
      Capital expenditures                                                               (27,375)            (496)
      Cash paid for acqusitions in excess of cash received                              (858,133)              --
                                                                                     -----------      -----------
Cash used in investing activities                                                       (885,509)            (496)
                                                                                     -----------      -----------

Increase in cash during the period                                                      (604,781)         261,436

Cash at the beginning of the period                                                    2,658,885        2,213,182
                                                                                     -----------      -----------

Cash at the end of the period                                                        $ 2,054,104      $ 2,474,618
                                                                                     ===========      ===========

Supplemental information:
      Cash paid for interest                                                         $     1,534      $    48,658
                                                                                     ===========      ===========
      Cash paid for taxes                                                            $        --      $     4,100
                                                                                     ===========      ===========
      Common stock issued in conjunction with acquisitions                           $   337,500      $        --
                                                                                     ===========      ===========
      Net debt issued in conjunction with acquisitions                               $   210,946      $        --
                                                                                     ===========      ===========
      Conversion of subordinated debt into common stock                              $        --      $ 3,000,000
                                                                                     ===========      ===========
      Reduction in fair value of conversion feature of debt                          $    11,187      $        --
                                                                                     ===========      ===========










The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Online Vacation Center Holdings Corp., (the "Company"), and the notes thereto have been prepared in accordance with the instructions for Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission, or SEC. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 that was filed with the SEC on March 21, 2007.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include allowance for doubtful accounts, the fair value of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangible assets, and accounting for income taxes, contingencies and litigation. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.

2.  ACQUISITIONS

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

adjustment as defined by the Acquisition Agreement, $250,000 in cash payable upon closing and $300,000, payable in $100,000 annual installments, subject to adjustment as defined by the Acquisition Agreement, commencing on January 2, 2008. Additionally, the owners of La Tours and Cruises, Inc. received 50,000 restricted shares of the Company's common stock which are subject to a lock-up agreement. The series of three annual installments of $100,000 has been discounted, using the Company's estimated incremental borrowing rate of 6.5% and the aggregate related imputed interest of $31,646 as of March 31, 2007 has been offset against the face value of the debt and a corresponding reduction of purchase price consideration.

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

The cost of these acquisitions, net of cash acquired, was $858,133. The consideration has been allocated to acquired working capital and other accounts. A third-party company was hired to prepare a valuation to assist management of the Company in its allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of La Tours, Dunhill and SmartTraveler intangible assets. The aggregate cost related to these intangible assets is $673,500 and have been capitalized and are being amortized over their expected useful life, ranging from 5 to 10 years. Amortization expense for the three months ended March 31, 2007 and 2006 was $61,761 and $945, respectively.

The remaining purchase price of $982,563 has been initially allocated to goodwill. Our assessment of the value of assets and liabilities acquired are in the process of being finalized. Accordingly, the amount initially allocated to goodwill and certain other identifiable intangible assets may change as the integration and valuation processes are completed. One of the acquisitions includes provisions that may result in payments to the former owners based on certain measures of future profitability that may impact goodwill in future periods.

The operating results of these above acquisitions are included in the accompanying condensed consolidated financial statements from their respective acquisition dates.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" which defines fair value, establishes a measurement framework and expands disclosure requirements ("SFAS 157"). SFAS 157 applies to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS 157 is effective at the beginning of fiscal 2009 and is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an Amendment of FASB Statements No. 87, 88, 106 and 132(R)." This standard requires the recognition of the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in the year in which they occur. Furthermore, it requires changes in the funded status of these plans to be recognized through "accumulated other comprehensive income," as a separate component of stockholders' equity, and provides for additional annual disclosure. SFAS No. 158 is effective for fiscal years ending after December 15, 2008 and is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for us at the beginning of fiscal 2009. The Company is currently evaluating the impact of SFAS 159.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires the combined use of a balance sheet approach and an income statement approach in evaluating whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. The Company must begin to apply the provisions of SAB 108 no later than its fiscal 2007 annual financial statements. The Company is currently evaluating the impact of SAB 108.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin
(SAB) No. 104 "Revenue Recognition in Financial Statements", which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Vacation travel sales transactions are billed to customers at the time of booking, however commission revenue is not recognized in the accompanying consolidated financial statements until the customers' travel occurs. Advertising revenue is recognized upon distribution of the publication.

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

The Corporation adopted the provisions of FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109," effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a significant impact on the Company's financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company has not been subject to U.S. federal income tax examinations by tax authorities nor state authorities since its inception in 2000.

5. EARNINGS PER SHARE

The information related to basic and diluted earnings per share is as follows:

                                                                                  Quarter Ended March 31,
                                                                                ----------------------------
                                                                                    2007            2006
                                                                                ------------    ------------
Numerator:
   Net earnings (loss)                                                          $    (67,189)   $    220,408
    Effect of dilutive convertible debt                                                3,823              --
                                                                                ------------    ------------
                                                                                $    (63,336)   $    220,408
                                                                                ============    ============

Denominator:
   Weighted average number of shares outstanding - basic                          18,456,366      15,550,685
     Effect of dilutive stock options and convertible debt                           816,304         240,371
                                                                                ------------    ------------
   Diluted                                                                        19,272,670      15,791,056
                                                                                ============    ============

EPS:
   Basic                                                                        $       0.00    $       0.01
                                                                                ============    ============
   Diluted                                                                      $       0.00    $       0.01
                                                                                ============    ============

6. DEBT

The debt components consist of the following:

                                                                                 March 31, 2007    December 31,2006
                                                                                 --------------    ----------------
Convertible Note - Thoroughbred Travel, LLC                                         $125,000            $125,000
Convertible Note - La Fern, Inc.                                                     322,056             375,000
Cash payable-La Tours and Cruises, Inc.-net of
   imputed interest of $31,646                                                       268,354                  --
                                                                                    --------            --------
                                                                                     715,410             500,000
Less: Current portion                                                                220,292             125,000
                                                                                    --------            --------
                                                                                    $495,118            $375,000
                                                                                    ========            ========

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In conjunction with its acquisition of Thoroughbred Travel, LLC ("Thoroughbred") the Company issued a Convertible Note to the former owner of Thoroughbred in the amount of $125,000 bearing interest at 5% per annum with accrued interest and principal payable on September 25, 2007; the Note may be paid in advance by the Company upon 30 days notice. The Note is convertible, at the election of Thoroughbred prior to the earlier of prepayment or maturity, into 62,500 shares of the Company's common stock at a conversion price equal to $2.00 per share. Thoroughbred had not converted the Note as of March 31, 2007.

In conjunction with its acquisition of La Fern, Inc. ("La Fern"), the Company issued a Convertible Note to the former owner of La Fern, in the amount of $375,000, due October 1, 2009 bearing interest at 6% per annum with interest payable semi-annually commencing on April 1, 2007 and may not be prepaid by the Company. In accordance with the terms of the Acquisition Agreement, the principal amount of the Note was subject to adjustment based upon audit as defined by the Agreement. The audit was concluded during the quarter ended March 31, 2007 and resulted in a reduction of principal of $52,944 to $322,056 and a reduction of a corresponding receivable from the former owner; all other terms remained unchanged. The Note is convertible, at the election of La Fern prior to maturity, into 161,028 shares of the Company's common stock at a conversion price equal to $2.00 per share. La Fern had not converted the Note as of March 31, 2007. As a result of the conversion feature and adjustment to the principal amount of the Note, additional paid in capital and goodwill were reduced by $11,187 representing the fair value of the effect of the reduction of the principal value of the Note upon its conversion feature.

In conjunction with its acquisition of La Tours and Cruises, Inc. on January 3, 2007, the Company is obligated to pay $100,000 on January 2, 2008, January 2, 2009 and January 2, 2010. Each payment is subject to an adjustment of $25,000 in accordance with the terms of the Acquisition Agreement. The Company has discounted each of the payments by its estimated annual incremental rate of borrowing of 6.5% and the aggregate unamortized imputed interest of $31,646 as of March 31, 2007 has been offset against the face value of the debt.

Interest expense for the quarter ended March 31, 2007 and 2006 was $11,830 and $48,658, respectively.

7. STOCK BASED COMPENSATION

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

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On January 11, 2007, 95,000 stock options were granted to eight employees under the Plan. All options have a five-year life and an exercise price of $2.91. On March 28, 2007, 15,000 stock options were granted to three employees under the Plan. The options have a five year life and an exercise price of $3.02. All options granted during the quarter vest two years after date of grant.

A summary of the activity in our Plan for the quarter ended March 31, 2007 is presented below:

                                                                                                  Weighted Average
                                                                                 Shares            Exercise Price
                                                                                ---------          --------------
     Options outstanding at December 31, 2006                                   1,870,000               $ 1.28
     Granted                                                                      110,000                 2.93
     Canceled                                                                           -                 0.00
     Exercised                                                                          -                 0.00
                                                                                ---------               ------
     Options outstanding at March 31, 2007                                      1,980,000               $ 1.37
                                                                                =========               ======

The weighted fair value of options granted during the quarter ended March 31, 2007 was $0.17 with the following assumptions: average expected life of 3.5 years; 4.72% average interest rate; 46.03% volatility; 5% forfeiture rate. Compensation cost recognized for the quarters ended March 31, 2007 and 2006 was $43,560 and $42,455, respectively.

As of March 31, 2007, there was approximately $213,198 of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our option plan as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 1.25 years. The number of non-exercisable shares was 1,580,000 shares of common stock at March 31, 2007. At March 31, 2007, 400,000 shares of common stock at $1.27 per share were exercisable.

For the quarter ended March 31, 2007, 11,200 restricted shares were granted to employees and directors under the Plan. Compensation expense for the quarters ended March 31, 2007 and 2006 related to the restricted share grants was $18,520 and $5,950, respectively.

8. STOCKHOLDERS' EQUITY

In conjunction with the acquisition of La Tours and Cruises, Inc. on January 3, 2007, the Company issued 50,000 restricted shares of the Company's common stock which are subject to a lock-up agreement.

In conjunction with the acquisition of Dunhill Vacations, Inc. on January 5, 2007, the Company issued 50,000 restricted shares of the Company's common stock.

In conjunction with the acquisition of SmartTraveler.com, Inc. on January 19, 2007, the Company issued 125,000 restricted shares of the Company's common stock which are subject to a lock-up agreement.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9. RELATED PARTY TRANSACTIONS

Effective October 2005, Online Vacation Center Holdings, Inc. engaged a consultant who now serves as the Company's Chairman. In consideration for such services, the consultant received a monthly fee of $10,000. The consultant continues to serve the Company at the same fee rate on a month to month basis. During the quarters ended March 31, 2007 and 2006, this consultant received $30,000 for each quarter in consulting fees.

10. COMMITMENTS AND CONTINGENCIES

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

On January 1, 2007, the Company entered into employment contracts with seven employees. The contracts are each for a term of one year with an aggregate compensation commitment of $740,000. One contract provides for incentives in the event that certain annual targets are attained.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-QSB are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, those risks described in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on March 21, 2007 and the risks discussed in other SEC filings. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management's expectations. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

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

We provide vacation marketing services through our wholly owned subsidiaries:

     o Online Vacation Center, Inc., an internet-based vacation seller focused on serving the affluent retiree market,
     o Phoenix International Publishing, LLC ("Phoenix"), the United Kingdom's leading publisher of consumer magazines and guides about travel to the U.S. and Canada,
     o Thoroughbred Travel, LLC, a Houston, Texas based upscale travel agency, operating as Journeys Unlimited,
     o La Fern, Inc., operating as eLeisureLink.com, a Florida travel agency that sells land-based vacations,
     o La Tours and Cruises, Inc., a Houston, Texas based travel agency, operating as West University Travel, focused on providing luxury personal travel products such as cruises, European tours and all-inclusive vacations, and
     o Dunhill Vacations, Inc., a Fort Lauderdale, Florida travel newsletter and media provider.

Additionally, we acquired certain assets of SmartTraveler.com, Inc. in January 2007, including two online consumer travel newsletters as well as a home-based travel selling group.

We generate revenues from:

     o   commissions on cruises
     o   commissions on other travel related products
     o   commissions on travel insurance
     o   marketing performed for travel suppliers

We currently market our services by:

     o   producing travel-related publications for consumers
     o   telemarketing to our existing customer base
     o direct mailing to our existing customer base as well as targeted prospects
     o   email blasting to our opt in subscription base.

Operating expenses include primarily those items necessary to advertise our services, produce our marketing materials, maintain and staff our travel reservation and fulfillment center including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery and general and administrative expenses including rent and computer maintenance fees.

Results of Operations

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Revenues increased by 32.4%, $654,852, from $2,022,901 for the quarter ended March 31, 2006 ("first quarter of 2006") to $2,677,753 for the quarter ended March 31, 2007 ("first quarter of 2007"). The increase is attributable to the revenues of the six acquisitions that we completed during the fourth quarter of 2006 and the first quarter of 2007 ("the acquisitions").

Selling and marketing expenses increased by $901,830, 326% to $1,300,395 for the first quarter of 2007 as compared to $398,565 for the first quarter of 2006. The increase is primarily attributable to the acquisitions and partially attributable to an increase in co-op marketing projects during the first quarter of 2007 for Online Vacation Center, Inc. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses increased by $226,349 or 19.4% to $1,390,659 for the first quarter of 2007 as compared to $1,164,310 for the first quarter of 2006. The increase is entirely attributable to the acquisitions. General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the first quarter of 2007 was $84,015 as compared to $21,656 for the first quarter of 2006. Amortization expense increased by $60,816 during the first quarter of 2007 as a result of amortization of intangible assets acquired in conjunction with the acquisitions. The remaining increase of $1,543 is attributable to an increase in depreciation expense.

Interest Income/ (Expense) increased from an expense of $40,036 for the first quarter of 2006 to income of $5,480 for the first quarter of 2007. The first quarter of 2006 expense was attributable to accrued interest on subordinated debt which was ultimately exchanged for 1,500,310 shares of our common stock in conjunction with the Share Exchange Agreement in March 2006. The income in the first quarter of 2007 represents the excess of interest income earned on our cash balances at the bank over the accrued interest expense on the debt issued by us in conjunction with our acquisition of Thoroughbred Travel, LLC, La Fern, Inc., and La Tours and Cruises, Inc.

Our loss before benefit for income taxes was $91,836 in the first quarter of 2007 compared to income before provision for income taxes of $398,334 in the first quarter of 2006. These results are primarily attributable to the six acquisitions that we completed in the first quarter of 2007 and the fourth quarter of 2006.

The provision for income taxes decreased from an expense of $177,926 for the first quarter of 2006 compared to a tax benefit of $24,647 for the first quarter of 2007. The decrease is directly related to a decrease in results from operations whereby income before income taxes for the first quarter of 2006 was $398,334 whereas the loss before income taxes for the first quarter of 2007 was $91,836. The tax rate in the first quarter of 2006, 44.6%, was due to the gain on sale of cigar assets, the result of the transaction wherein the Company distributed the assets relating to the cigar business to a former director and majority shareholder in exchange for 2.7 million shares of its common stock. The Company recognized gain on each asset distributed based upon the difference between the fair market value and the Company's adjusted basis in each asset at the time of closing. The benefit rate in the first quarter of 2007, 26.8% was due to the tax effect of non-deductible items.

As a result of the foregoing, our net loss for the first quarter of 2007 was $67,189 compared to net income of $220,408 in the first quarter of 2006.

Liquidity and Capital Resources

Cash at March 31, 2007 was $2,054,104 as compared to $2,658,885 at December 31, 2006. The primary source of our liquidity and capital resources has come from our operations.

Cash flows provided by operating activities for first quarter of 2007 and 2006 were $280,728 and $261,932, respectively. Although the first quarter of 2007 had a net loss of $67,189 as compared to a net profit of $220,408 in the first quarter of 2006, this decrease of $287,597 was offset by improvements in non cash operating items. This was comprised of an increase in depreciation and amortization of $84,015 as a result of increased amortization expense associated with amortization of intangible assets acquired in conjunction with the acquisitions and an increase in stock based compensation of $62,080 as result of the issuance of restricted stock grants and options under our 2005 Management and Director Equity Incentive and Compensation Plan. Additionally, accounts receivable decreased by $289,025 as a result of increased collection efforts during the first quarter of 2007.

Cash flows used in investing activities for the first quarter of 2007 increased to $885,509 compared to $496 during the first quarter of 2006. The primary cash out flow related to the excess of cash paid over cash received totaling $858,133 in conjunction with the three acquisitions completed during the first quarter of 2007. The balance of the increase, $27,376, is attributable to capital expenditures, primarily computers and software, made during the first quarter of 2007.

There were no cash flows from financing activities during the first quarter of 2007 and 2006; however, in conjunction with the Share Exchange Agreement in March 2006, $3,000,000 of 8% subordinated debentures due on January 1, 2008 were ultimately exchanged for 1,500,310 shares of our common stock effective as of March 16, 2006.

At March 31, 2007, we had a working capital deficit of $432,460, a decrease of $1,013,941 from December 31, 2006 and an accumulated deficit of $1,424,716, an increase of $67,189 from December 31, 2006.

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

We have historically been dependent on our relationships with four major cruise lines: Celebrity Cruises, Princess Cruises, Norwegian Cruise Line and Royal Caribbean Cruise Line. We also depend on third party service providers for processing certain fulfillment services.

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

Critical Accounting Policies

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. A more extensive list of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2006 Annual Report on Form 10-KSB filed on March 21, 2007, in the Notes to the Consolidated Financial Statements, Note 2, and the Critical Accounting Policies section. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, intangible asset testing and income taxes.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements", which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Vacation travel sales transactions are billed to customers at the time of booking, however, commission revenue is not recognized in the accompanying consolidated financial statements until the customers' travel occurs. Advertising revenue is recognized upon distribution of media.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of management, including Edward B. Rudner, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

Based upon the required evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2007, that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                            OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in various legal claims and actions arising in the ordinary course of business. While from time to time claims are asserted that may make demands for sums of money, we do not believe that the resolution of any of these matters, either individually or in the aggregate, will materially affect our financial position, cash flows or the results of our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2007, we consummated the acquisition of La Tours and Cruises Inc. d/b/a West University Travel ("La Tours"), a Houston, Texas based travel agency focused on providing luxury personal travel products such as cruises, European tours and all-inclusive vacations, pursuant to the terms of an Acquisition Agreement, dated January 3, 2007, by and among the Company, La Tours a Texas corporation, and Ray and Ceciliae Schutter, the sole shareholders of La Tours. Pursuant to the Acquisition Agreement, we purchased and acquired all of the issued and outstanding ownership interests of La Tours for $550,000, subject to adjustment as defined by the Acquisition Agreement, $250,000 in cash payable upon closing and $300,000, payable in $100,000 annual installments, subject to adjustment as defined by the Acquisition Agreement, commencing on January 2, 2008. Additionally, the owners of La Tours and Cruises, Inc. received 50,000 restricted shares of the Company's common stock which are subject to a lock-up agreement. The shares were issued in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. Mr. and Mrs. Schutter are knowledgeable, sophisticated, have access to comprehensive information about us and represented their intention to acquire the shares for investment only and not with a view to distribute or sell the shares. We placed legends on the certificates stating that the shares were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On January 5, 2007, we consummated the acquisition of Dunhill Vacations, Inc. ("Dunhill"), a Fort Lauderdale, Florida, publisher of a leading vacation values newsletter, Dunhill Vacation News, pursuant to the terms of an Acquisition Agreement, dated January 5, 2007, by and among the Company, Dunhill, a Florida corporation, and Messrs. Pat Daly, James DiStefano and Robert Dunhill, the sole shareholders of Dunhill. Pursuant to the terms of an Acquisition Agreement, we purchased and acquired all of the issued and outstanding ownership interests of Dunhill, for $250,000, in cash payable upon closing and 50,000 restricted shares of the Company's common stock. The shares were issued in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. Messrs. Daly, DiStefano and Dunhill are knowledgeable, sophisticated, have access to comprehensive information about us and represented their intention to acquire the shares for investment only and not with a view to distribute or sell the shares. We placed legends on the certificates stating that the shares were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On January 11, 2007, we issued an aggregate of 95,000 options to eight employees under our 2005 Management and Director Equity Compensation Plan. The exercise price of the options is $2.91 per share and the options vest on January 11, 2009. The expiration date of the options is January 11, 2012. On January 11, 2007, we granted an aggregate of 25,000 stock awards to seven employees. The stock awards vest at the rate of 20% per year with vesting dates of January 11, 2007, January 11, 2008, January 11, 2009, January 1, 2010 and January 11, 2011.
On March 28, 2007, we issued an aggregate of 15,000 options to five employees under our 2005 Management and Director Equity Compensation Plan. The exercise price of the options is $3.02 per share and the options vest on March 28, 2009. The expiration date of the options is March 28, 2012. We issued these stock options and stock awards to our employees in reliance upon Section 4(2) of the Securities Act, as a transaction that does not constitute a public offering. All of our employees have access to comprehensive information about us and represented his or her intention to acquire the options and underlying shares for investment only and not with a view to distribute or sell the options or underlying shares. We placed restrictive legends in the option agreements and on the stock awards stating that these awards are not registered under the Securities Act and set forth restrictions on their transferability and sale

On January 19, 2007, we consummated the acquisition of certain assets of SmartTraveler.com, Inc. ("SmartTraveler.com"), a Royal Palm Beach, Florida home-based travel seller , pursuant to the terms of an Acquisition Agreement, dated January 19, 2007, by and among the Company, SmartTraveler, a Florida corporation, and Mr. Peter Coloyan, the sole shareholder of SmartTraveler. Pursuant to the terms of an Acquisition Agreement, we purchased certain assets, as defined, of SmartTraveler, for $125,000, in cash payable upon closing and 125,000 restricted shares of the Company's common stock which are subject to a lock-up agreement. The shares were issued in a transaction that was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. Mr. Coloyan is knowledgeable, sophisticated, has access to comprehensive information about us and represented their intention to acquire the shares for investment only and not with a view to distribute or sell the shares. We placed legends on the certificates stating that the shares were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to the vote of security holders during the first quarter of fiscal 2007.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

Exhibit No.                               Exhibit Description
-----------           ----------------------------------------------------------

     2.1 Acquisition Agreement, dated January 3, 2007, by and among Online Vacation Center Holdings Corp., La Tours and Cruises, Inc., and Ray Schutter and Ceciliae Schutter (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K filed with the SEC on January 4, 2007 and as amended on March 21, 2007).

     2.2 Acquisition Agreement, dated January 5, 2007, by and among Online Vacation Center Holdings Corp., Dunhill Vacations, Inc. and Messrs. Pat Daly, James DiStefano and Robert Dunhill (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K filed with the SEC on January 11, 2007 and as amended on March 22, 2007).

     2.3 Acquisition Agreement, dated January 19, 2007, by and among Online Vacation Center Holdings Corp., SmartTraveler.com, Inc. and Pat Coloyan (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K filed with the SEC on January 22, 2007).

     31.1             Certification by Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002. +

     31.2             Certification by Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002. +

     32.1             Certification by Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002. +

     32.2             Certification by Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002. +
----------
   +                   Filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ONLINE VACATION CENTER HOLDINGS CORP.



                                    /S/ Edward B. Rudner
                                    ------------------------------------------
                                        Chief Executive Officer, President,
                                          Chief Financial Officer and Director

Date: May 14, 2007