Form 10QSB/A
period 2007-03-31
ONLINE VACATION CENTER HOLDINGS CORP
filed 2007-05-16
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A



                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


     For the transition period from __________________ to _________________


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

           1801 N.W. 66th Avenue, Suite 102, Plantation, Florida 33313
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                      Explanatory Note Regarding Amendment

We are filing this amendment to our quarterly report on Form 10-QSB for the quarter ended March 31, 2007, originally filed May 14, 2007, for the sole purpose of correcting a typographical error in Part I- Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operation, whereby, "Selling and marketing expenses increased by $901,830, 226%..." in lieu of the previously filed 326%. The amended filing is otherwise identical to our prior filing.

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

Selling and marketing expenses increased by $901,830, 226% to $1,300,395 for the first quarter of 2007 as compared to $398,565 for the first quarter of 2006. The increase is primarily attributable to the acquisitions and partially attributable to an increase in co-op marketing projects during the first quarter of 2007 for Online Vacation Center, Inc. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

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

---------
   +                   Filed herewith
                                       7

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ONLINE VACATION CENTER HOLDINGS CORP.



                                    /S/ Edward B. Rudner
                                    --------------------
                                    Chief Executive Officer, President,
                                     Chief Financial Officer and Director

Date: May 15, 2007