Form 10QSB
period 2007-06-30
ONLINE VACATION CENTER HOLDINGS CORP
filed 2007-08-14
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


          For the transition period from _____________ to_____________


                         Commission file number: 0-32137


                      Online Vacation Center Holdings Corp.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                    65-0701352
             -------                                    ----------
  State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2007, there were 18,492,977 shares of Common Stock, par value, $0.0001 per share outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                                      INDEX
                                      -----
                                                                                                                    PAGE
Part  I.                 Financial Information                                                                       3
-------                  ---------------------

Item 1                   Financial Statements (Unaudited)                                                            3
                         Condensed Consolidated Balance Sheets                                                       3
                         Condensed Consolidated Statements of Operations                                             4
                         Condensed Consolidated Statements of Cash Flows                                             5
                         Notes to Consolidated Financial Statements                                                  6
Item 2                   Management's Discussion and Analysis of Financial Condition
                           and Results of Operation                                                                  11
Item 3                   Controls and Procedures                                                                     17

Part II                  Other Information                                                                           18
-------                  -----------------

Item 1                   Legal Proceedings                                                                           18
Item 2                   Unregistered Sales of Equity Securities and Use of Proceeds                                 18
Item 3                   Default upon Senior Notes                                                                   18
Item 4                   Submission of Matters to a Vote of Securities Holders                                       18
Item 5                   Other Information                                                                           18
Item 6                   Exhibits                                                                                    19
                           Exhibit 31.1 - Certification
                           Exhibit 31.2 - Certification
                           Exhibit 32.1 - Certification
                           Exhibit 32.2 - Certification

Part  I. Financial Information
-------  ---------------------
Item 1   Financial Statements


                      ONLINE VACATION CENTER HOLDINGS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,      December 31,
                                                                                    2007            2006
                                                                                -------------   ------------
                                                                                 (Unaudited)      (Audited)
                                    ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                         $ 1,573,473    $ 2,658,885
Accounts receivable, net                                                              737,677      1,043,955
Prepaid expenses and other current assets                                             728,029        370,072
Deferred tax asset, net                                                               155,488        248,455
                                                                                  -----------    -----------
Total Current Assets                                                                3,194,667      4,321,367

Restricted cash                                                                       351,204        336,135
Property and equipment, net                                                            89,827         92,215
Deferred tax asset, net                                                               186,212         98,183
Intangible assets, net                                                              1,868,300      1,067,849
Goodwill                                                                            2,913,870      1,942,495
                                                                                  -----------    -----------
Total Assets                                                                      $ 8,604,080    $ 7,858,244
                                                                                  ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                          $ 1,300,600    $ 1,339,574
Deferred revenue, net                                                                 835,311        805,134
Customer deposits                                                                   1,926,119      1,470,178
Notes payable- current portion                                                        221,862        125,000
                                                                                  -----------    -----------
Total Current Liabilities                                                           4,283,892      3,739,886

Notes payable                                                                         498,110        375,000

                                                                                  -----------    -----------
Total Liabilities                                                                   4,782,002      4,114,886
                                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding                                          --             --
Common stock, 80,000,000 shares authorized at
$.0001 par value; 18,492,977 and 18,256,777 shares
issued and outstanding                                                                  1,849          1,826
Additional paid-in capital                                                          5,531,576      5,099,059
Accumulated deficit                                                                (1,711,347)    (1,357,527)
                                                                                  -----------    -----------
Total Stockholders' Equity                                                          3,822,078      3,743,358
                                                                                  -----------    -----------

Total Liabilities & Stockholders' Equity                                          $ 8,604,080    $ 7,858,244
                                                                                  ===========    ===========





  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                      ONLINE VACATION CENTER HOLDINGS CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           For the quarter ended June 30,  For the six months ended June 30,
                                                               2007             2006              2007            2006
                                                            ------------    ------------      ------------    ------------
NET REVENUES                                                $  2,026,111    $  1,805,377      $  4,703,864    $  3,828,277

OPERATING EXPENSES:
Selling and marketing                                          1,078,345         527,976         2,378,740         926,541
General and administrative                                     1,298,910         950,568         2,689,569       2,114,876
Depreciation and amortization                                     93,643          20,130           177,658          41,786
                                                            ------------    ------------      ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                   (444,787)        306,703          (542,103)        745,074

Interest income (expense), net                                    (8,799)         18,250            (3,319)        (21,787)
                                                            ------------    ------------      ------------    ------------

Income (loss) before provision (benefit) for income taxes       (453,586)        324,953          (545,422)        723,287

Provision / (benefit) for income taxes                          (166,955)        181,791          (191,602)        359,717
                                                            ------------    ------------      ------------    ------------

NET (LOSS) INCOME                                           $   (286,631)   $    143,162      $   (353,820)   $    363,570
                                                            ============    ============      ============    ============

Weighted average shares outstanding - Basic                   18,492,977      16,806,777        18,474,773      16,182,201
                                                            ============    ============      ============    ============

EARNINGS PER SHARE - Basic                                  $      (0.02)   $       0.01      $      (0.02)   $       0.02
                                                            ============    ============      ============    ============

Weighted average shares outstanding - Diluted                 18,492,977      17,187,544        18,474,773      16,415,456
                                                            ============    ============      ============    ============

EARNINGS PER SHARE - Diluted                                $      (0.02)   $       0.01      $      (0.02)   $       0.02
                                                            ============    ============      ============    ============
















  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                      ONLINE VACATION CENTER HOLDINGS CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Six Months Ended
                                                                               ---------------------------
                                                                                 June 30,       June 30,
                                                                                   2007           2006
                                                                               -----------    ------------
Cash flows from operating activities:
      Net income (loss)                                                        $  (353,820)   $   363,570
      Adjustments to reconcile to net cash inflow from operating activities:
           Depreciation and amortization                                           177,658         41,786
           Stock based compensation expense                                        106,227         82,873
           Imputed interest expense                                                  9,027             --
           Deferred income tax provision                                          (191,602)       415,175
      Decrease in accounts receivable                                              306,278         22,538
      Increase in prepaid and other current assets                                (410,901)      (116,655)
      Increase/(Decrease) in accounts payable and accrued liabilities              (38,974)       181,404
      Increase/(Decrease) in deferred revenue                                       30,177        (30,875)
      Increase/(Decrease) in customer deposits                                     455,941       (249,409)
                                                                               -----------    -----------
Net cash provided from operating activities                                         90,011        710,407
                                                                               -----------    -----------

Cash flows from investing activites:
      Capital expenditures                                                         (41,787)       (19,598)
      Increase in intangible assets                                                 (1,854)
      Increase in restricted cash                                                  (15,069)            --
      Cash paid for acquisitions in excess of cash received                     (1,116,713)            --
                                                                               -----------    -----------
Cash used in investing activities                                               (1,175,423)       (19,598)
                                                                               -----------    -----------

Increase (decrease) in cash during the period                                   (1,085,412)       690,809

Cash at the beginning of the period                                              2,658,885      2,213,182
                                                                               -----------    -----------

Cash at the end of the period                                                  $ 1,573,473    $ 2,903,991
                                                                               ===========    ===========

Supplemental information:
      Cash paid for interest                                                   $    11,250    $    48,658
                                                                               ===========    ===========
      Cash paid for taxes                                                      $     6,250    $    17,100
                                                                               ===========    ===========
      Common stock issued in conjunction with acquisitions                     $   337,500    $        --
                                                                               ===========    ===========
      Net debt issued in conjunction with acquisitions                         $   210,946    $        --
                                                                               ===========    ===========
      Conversion of subordinated debt into common stock                        $        --    $ 3,000,000
                                                                               ===========    ===========
      Reduction in fair value of conversion feature of debt                    $    11,187    $        --
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

The results of operations for the three months and six months ended June 30, 2007 (also referred to as "the second quarter of 2007" and "the first half of 2007", respectively) are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006 that was filed with the SEC on March 21, 2007.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, key estimates include allowance for doubtful accounts, the fair value of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangible assets, accounting for income taxes, contingencies and litigation. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, actual results could differ from those estimates and such differences may be material to the financial statements.

2. ACQUISITIONS

On May 18, 2007, pursuant to the terms of an Acquisition Agreement, Online Vacation Center Holdings Corp. acquired all of the issued and outstanding ownership interests of Tone and Travel, LLC, the licensed, travel management company of Curves International, Inc. operating as Curves Travel, for $225,000 in cash, subject to future adjustment as defined by the Acquisition Agreement, payable upon closing.

The cost of this acquisition, net of cash acquired, was $258,580. The consideration has been allocated to acquired working capital and other accounts. A third-party company was hired to prepare a valuation to assist management of the Company in its allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of Tone and Travel

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

LLC's intangible assets. The aggregate cost related to these intangible assets is $258,580 and have been capitalized and are being amortized over their expected useful lives, ranging from 4.0 to 4.5 years. The Company's assessment of the value of assets and liabilities acquired is in the process of being finalized. Accordingly, the amount initially allocated to goodwill and certain other identifiable intangible assets may change as the integration and valuation processes are completed. The Acquisition Agreement includes provisions that may result in common stock issuance to the former owner based on certain measures of future revenue that may impact goodwill in future periods. The operating results of this acquisition are included in the accompanying condensed consolidated financial statements since May 18, 2007, the date of acquisition.

Amortization expense for the second quarter and first of half of 2007 was $71,577 and $133,483, respectively. Amortization expense for the second quarter and six months ended June 30, 2006 (also referred to as "the second quarter of 2006" and "the first half of 2006", respectively) was $945 and $1,890 respectively

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" which defines fair value, establishes a measurement framework and expands disclosure requirements ("SFAS 157"). SFAS 157 applies to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

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

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

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

4. EARNINGS PER SHARE

The information related to basic and diluted earnings per share is as follows:

                                                                                       Second Quarter
                                                                                       --------------
                                                                                   2007            2006
                                                                               ------------    ------------
Numerator:
   Net earnings (loss)                                                         $   (286,631)   $    143,162
    Effect of dilutive convertible debt                                                  --              --
                                                                               ------------    ------------
    Diluted                                                                    $   (286,631)   $    143,162
                                                                               ============    ============

Denominator:
   Weighted average number of shares outstanding - basic                         18,492,977      16,806,777
     Effect of dilutive stock options and convertible debt                               --         380,767
                                                                               ------------    ------------
   Diluted                                                                       18,492,977      17,187,544
                                                                               ============    ============

EPS:
   Basic                                                                       $      (0.02)   $       0.01
                                                                               ============    ============
   Diluted                                                                     $      (0.02)   $       0.01
                                                                               ============    ============

                                                                                        First Half
                                                                                        ----------
                                                                                   2007             2006
                                                                               ------------    ------------
Numerator:
   Net earnings (loss)                                                         $   (353,820)   $    363,570
    Effect of dilutive convertible debt                                                  --              --
                                                                               ------------    ------------
    Diluted                                                                    $   (353,820)   $    363,570
                                                                               ============    ============

Denominator:
   Weighted average number of shares outstanding - basic                         18,492,977      16,182,201
     Effect of dilutive stock options and convertible debt                               --         233,255
                                                                               ------------    ------------
   Diluted                                                                       18,492,977      16,415,456
                                                                               ============    ============
EPS:
   Basic                                                                       $      (0.02)   $       0.02
                                                                               ============    ============
   Diluted                                                                     $      (0.02)   $       0.02
                                                                               ============    ============

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Diluted earnings per share are computed similar to basic earnings per share, except the denominator is increased by including the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. This calculation is not done for periods in a loss position as this would be antidilutive.

5. STOCK BASED COMPENSATION

In conjunction with the Share Exchange Agreement, the Company's Board of Directors amended its 2005 Management and Director Equity Incentive and Compensation Plan (the "Plan"). This Plan provides for the grants of stock options, restricted stock, performance-based and other equity-based incentive awards to directors, officers and key employees. Under this Plan, stock options must be granted at an option price that is greater than or equal to the market price of the stock on the date of the grant. If an employee owns 10% or more of the Company's outstanding common stock, the option price must be at least 110% of the market price on the date of the grant. Options granted under this Plan become exercisable in accordance with the terms of the grant as determined by a committee of the Company's Board of Directors. All options granted expire no more than 10 years following the date of grant. No options or restricted stock were granted during the second quarters of 2007 or 2006 under the Plan.

A summary of the activity in the Company's Plan for the first half of 2007 is presented below:


                                                               Weighted Average
                                                     Shares     Exercise Price
                                                     ------     --------------
     Options outstanding at December 31, 2006       1,870,000       $ 1.28
     Granted                                          110,000         2.93
     Canceled                                               -         0.00
     Exercised                                              -         0.00
                                                    ---------       ------
     Options outstanding at June 30, 2007           1,980,000       $ 1.37
                                                    =========       ======

The weighted fair value of options granted during the first half of 2007 was $0.95 with the following assumptions: average expected life of 3.5 years; 4.72% average interest rate; 46.03% volatility; 5% forfeiture rate. Compensation cost recognized for the second quarter and first half of 2007 was $44,147 and $87,707, respectively. Compensation cost recognized for the second quarter and first half of 2006 was $34,468 and $76,923, respectively.

As of June 30, 2007, there was approximately $169,079 of total stock-based compensation expense not yet recognized relating to non-vested awards granted under the Company's option plan as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 9 months. The number of non-exercisable shares was 1,580,000 shares of common stock at June 30, 2007. At June 30, 2007, 400,000 shares of common stock at $1.27 per share were exercisable.

During the first half of 2007, 11,200 restricted shares were granted to employees under the Plan. Compensation expense for the first half of 2007 and 2006 related to the restricted share grants was $18,520 and $5,950, respectively.
                                       9

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. RELATED PARTY TRANSACTIONS

Effective October 2005, Online Vacation Center Holdings, Inc. engaged a consultant who now serves as the Company's Chairman. In consideration for such services, the consultant received a monthly fee of $10,000. The consultant continues to serve the Company at the same fee rate on a month to month basis. During the second quarters of 2007 and 2006, this consultant received $30,000 for each quarter in fees and $60,000 in fees for both the first half of 2007 and 2006.

7. COMMITMENTS AND CONTINGENCIES

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

Overview

Online Vacation Center Holdings Corp. (the "Company", "us", "our" and "we") is a Florida holding company, focused on building a network of diversified vacation marketers with a wide range of products that can be cross-sold to an extensive customer base.

We provide vacation marketing services through our wholly owned subsidiaries:

     o Online Vacation Center, Inc., a full service vacation seller focused on serving the affluent retiree market. Historically, this subsidiary has been the core business, accounting for the majority of revenue and net income through the sale of high margin cruise packages,
     o Phoenix International Publishing, LLC, the United Kingdom's leading publisher of consumer magazines and guides about travel to the U.S. and Canada,
     o Thoroughbred Travel, LLC, a Houston, Texas based upscale travel agency, operating as Journeys Unlimited,
     o La Fern, Inc., operating as eLeisureLink.com, a Florida travel agency that sells land-based vacations,
     o La Tours and Cruises, Inc., a Houston, Texas based travel agency, operating as West University Travel, focused on providing luxury personal travel products such as cruises, European tours and all-inclusive vacations,
     o   Dunhill Vacations, Inc., a travel newsletter and media provider,
     o   Cruises for Less, LLC, a home-based travel selling group, and
     o Tone and Travel, LLC dba Curves Travel, the licensed travel management company of Curves International, Inc.

Phoenix International Publishing, LLC, Thoroughbred Travel, LLC, and La Fern, Inc. were acquired during the latter half of 2006, La Tours and Cruises, Inc.,

Dunhill Vacations, Inc. and certain assets of SmartTraveler.com, Inc. (currently utilized by Cruises for Less, LLC) were acquired during the first quarter of 2007 and Curves Travel in May 2007 (collectively the "Acquisitions").

We generate revenues from:

     o   marketing performed for travel suppliers
     o   commissions on cruises, tours and land-based vacations, and
     o   commissions on travel insurance

We currently market our services by:

     o   utilizing an advertising sales force,
     o   producing travel-related publications for consumers,
     o   telemarketing to our existing customer base,
     o direct mailing to our existing customer base as well as targeted prospects, and
     o   email blasting to our opt-in subscription base

Operating expenses include primarily those items necessary to advertise our services, produce our marketing materials, maintain and staff our travel reservation and fulfillment center including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery and general and administrative expenses including rent and computer maintenance fees.

Results of Operations

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Revenues increased by 12.2%, $220,734, from $1,805,377 for the quarter ended June 30, 2006 ("second quarter of 2006") to $2,026,111 for the quarter ended June 30, 2007 ("second quarter of 2007"). The increase is attributable to the revenues of the Acquisitions.

Selling and marketing expenses increased by $550,369, 104.2% to $1,078,345 for the second quarter of 2007 as compared to $527,976 for the second quarter of 2006. The increase is primarily attributable to the Acquisitions and partially attributable to an increase in co-op marketing projects during the second quarter of 2007 for Online Vacation Center, Inc. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses increased by $348,342 or 36.6% to $1,298,910 for the second quarter of 2007 as compared to $950,568 for the second quarter of 2006. The increase is primarily attributable to the Acquisitions. General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the second quarter of 2007 was $93,643 as compared to $20,130 for the second quarter of 2006. Amortization expense increased by $70,777 during the second quarter of 2007 as a result of amortization of intangible assets acquired in conjunction with the Acquisitions. The remaining increase of $2,736 is attributable to an increase in depreciation expense.

Interest Income/(Expense) decreased from income of $18,250 for the second quarter of 2006 to expense of $8,799 for the second quarter of 2007. The second quarter of 2006 income consisted of interest income earned on our invested excess cash balances which were higher than during the same period of 2007. The expense of the second quarter of 2007 represents the accrued interest expense on the debt issued by us in conjunction with our acquisition of Thoroughbred Travel, LLC, La Fern, Inc., and La Tours and Cruises, Inc. totaling $11,004 offset by interest income earned on our invested excess cash balances.

Our loss before benefit for income taxes was $453,586 in the second quarter of 2007 compared to income before provision for income taxes of $324,953 in the second quarter of 2006. The loss is due to an increase in sales and marketing expenses and an increase in general and administrative expenses, offset by an increase in revenues.

The provision for income taxes decreased from an expense of $181,791 for the second quarter of 2006 to a tax benefit of $166,955 for the second quarter of 2007. The decrease is directly related to a decrease in results from operations whereby income before income taxes for the second quarter of 2006 was $324,953 whereas the loss before income taxes for the second quarter of 2007 was $453,586. The tax rate in the second quarter of 2006, 55.9%, was higher than the statutory rate because of tax rate differentials, the true-up of permanent tax differences, and the tax effect of deductible items for book but not tax purposes. The benefit rate in the second quarter of 2007, 36.8%, was lower than the statutory rate because of the tax effect of deductible items for book but not tax purposes.

As a result of the foregoing, our net loss for the second quarter of 2007 was $286,631 compared to net income of $143,162 in the second quarter of 2006.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

Revenues increased by 22.9%, $875,587, from $3,828,277 for the six months ended June 30, 2006 (the "first half of 2006") to $4,703,864 for the six months ended June 30, 2007 (the "first half of 2007"). The increase is attributable to the revenues of the Acquisitions.

Selling and marketing expenses increased by $1,452,199, 156.7% to $2,378,740 for the first half of 2007 as compared to $926,541 for the first half of 2006. The increase is primarily attributable to the Acquisitions and partially attributable to an increase in co-op marketing projects during the first half of 2007 for Online Vacation Center, Inc. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses increased by $574,693 or 27.2% to $2,689,569 for the first half of 2007 as compared to $2,114,876 for the first half of 2006. The increase is primarily attributable to the Acquisitions. General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the first half of 2007 was $177,658 as compared to $41,786 for the first half of 2006. Amortization expense increased by $131,593 during the first half of 2007 as a result of amortization of intangible assets acquired in conjunction with the Acquisitions. The remaining increase of $4,279 is attributable to an increase in depreciation expense.

Interest Expense decreased from $21,787 for the first half of 2006 to $3,319 for the first half of 2007. The first half of 2006 expense was attributable to interest of $48,658 on subordinated debt which was ultimately exchanged for 1,500,310 shares of our common stock in conjunction with the Share Exchange

Agreement in March 2006, offset by interest income earned on our invested excess cash balances which were higher than during the same period of 2007. The expense in the first half of 2007 represents the excess of the accrued interest expense on the debt issued by us in conjunction with our acquisition of Thoroughbred Travel, LLC, La Fern, Inc., and La Tours and Cruises, Inc., totaling $21,883 offset by the interest income earned on our invested excess cash balances.

Our loss before benefit for income taxes was $545,422 in the first half of 2007 compared to income before provision for income taxes of $723,287 in the first half of 2006. The loss is due to an increase in sales and marketing expenses and an increase in general and administrative expenses, offset by an increase in revenues.

The provision for income taxes decreased from an expense of $359,717 for the first half of 2006 to a tax benefit of $191,602 for the first half of 2007. The decrease is directly related to a decrease in results from operations whereby income before income taxes for the first half of 2006 was $723,287 whereas the loss before income taxes for the first half of 2007 was $545,422. The tax rate in the first half of 2006, 49.7%, was higher than the statutory rate because of tax rate differentials, the true-up of permanent tax differences, the tax effect of deductible items for book but not tax purposes, and the gain on sale of cigar assets, the result of the transaction wherein we distributed the assets relating to the cigar business to a former director and majority shareholder in exchange for 2.7 million shares of its common stock. We recognized gain on each asset distributed based upon the difference between the fair market value and our adjusted basis in each asset at the time of closing. The benefit rate in the first half of 2007, 35.1%, was lower than the statutory rate because of the tax effect of items deductible for book but not for tax purposes.

As a result of the foregoing, our net loss for the first half of 2007 was $353,820 compared to net income of $363,570 in the first half of 2006.

Liquidity and Capital Resources

Cash at June 30, 2007 was $1,573,473 as compared to $2,658,885 at December 31, 2006. The primary source of our liquidity and capital resources has come from our operations.

Cash flows provided by operating activities for the first half of 2007 and 2006 were $90,011 and $710,407, respectively. Although the first half of 2007 had a net loss of $353,820 as compared to a net profit of $363,570 in the first half of 2006, this decrease of $717,390 was offset by improvements in non cash operating items, primarily relating to an increase in depreciation and amortization of $135,872 as a result of increased amortization expense associated with amortization of intangible assets acquired in conjunction with the Acquisitions.

Cash flows used in investing activities for the first half of 2007 increased to $1,175,423 compared to $19,598 during the first half of 2006. The primary cash out flow related to the excess of cash paid over cash received totaling $1,116,713 in conjunction with the four acquisitions completed during the first half of 2007. The balance of the increase, $58,710, is primarily attributable to capital expenditures, primarily computers and software, made during the first half of 2007 and an increase in restricted cash representing collateral for letters of credit and a reserve for credit card processing.

There were no cash flows from financing activities during the first half of 2007 and 2006; however, in conjunction with the Share Exchange Agreement in March 2006, $3,000,000 of 8% subordinated debentures due on January 1, 2008 were ultimately exchanged for 1,500,310 shares of our common stock effective as of March 16, 2006.

At June 30, 2007, we had a working capital deficit of $1,089,225, a decrease of $1,670,706 from December 31, 2006 and an accumulated deficit of $1,711,347, an increase of $353,820 from December 31, 2006.

Management believes that the existing cash and cash expected to be provided by operating activities will be sufficient to fund the short term capital and liquidity needs of our operations. We may need to seek to sell equity or debt securities or obtain credit lines from financial institutions to meet our longer-term liquidity and capital requirements. We can not provide any assurances that we will be able to obtain additional capital or financing in amounts or on terms acceptable to us, if at all or on a timely basis.

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

We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements", which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Vacation travel sales transactions are billed to customers at the time of booking, however commission revenue is not recognized in the accompanying consolidated financial statements until the customers' travel occurs. Advertising revenue is recognized upon distribution of the publication. Emerging Issues Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", discusses the weighing of the relevant qualitative factors regarding our status as a primary obligor and the extent of their pricing latitude. Based upon our evaluation of vacation travel sales transactions and in accordance with the various indicators identified in EITF Issue No. 99-19, our vacation travel suppliers assume the majority of the business risks such as providing the service and the risk of unsold travel packages. As such, all vacation travel sales transactions are to be recorded at the net amount, which is the amount charged to the customer less the amount to be paid to the supplier. The method of net revenue presentation does not impact operating profit, net income, earnings per share or cash flows.

We adopted the provisions of FASB Interpretation No.48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, "effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 as of January 1, 2007 did not have a significant impact on our financial statements. At the date of adoption and as of June 30, 2007, we do not have a liability for any unrecognized tax benefits. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. As of June 30, 2007, we have not accrued nor recognized interest or penalties related to uncertain tax positions. We do not currently anticipate recording any significant increase or decrease to unrecognized tax benefits during 2007 related to U.S. federal or state tax positions.

We file income tax returns in the U.S. federal jurisdiction and various states. We have not been subject to U.S. federal income tax examinations by tax authorities nor state authorities since our inception in 2000. We believe that we have not taken any uncertain tax positions that would impact our condensed consolidated financial statements as of June 30, 2007.

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

Based upon the required evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2007, that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
-------  -----------------

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 15, 2007. Of the total number of common shares outstanding on March 30, 2007, a total of 11,309,958 were represented in person or by proxy. Results of votes with respect to proposals submitted at that meeting are as follows:

     a. To elect four nominees to serve as directors to hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. Our stockholders voted to elect all four nominees to serve as directors. Votes recorded by nominee were as follows:

                                                             Against/
       Nominee                              For              Withheld
       -------------------              ----------           --------
       Richard A. McKinnon              11,306,626            3,332
       Edward B. Rudner                 11,306,626            3,332
       Brian P. Froelich                11,307,476            2,482
       Frank Bracken                    11,306,726            3,232

     There were no abstentions and no broker non-votes in connection with the election of directors.

     b. To ratify our Board's appointment of Jewett, Schwartz, Wolfe & Associates as our independent public accountants for the 2007 fiscal year. Our stockholders voted to approve this proposal with 11,307,752 votes for and 948 votes against. There were no abstentions and no broker non-votes in connection with the ratification of our independent public accountants for fiscal 2007.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

Exhibit No.                    Exhibit Description
-----------                    -------------------

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

                             ONLINE VACATION CENTER HOLDINGS CORP.



                             /S/ Edward B. Rudner
                             ---------------------------------------------------
                             Chief Executive Officer, President, Chief Financial
                               Officer and Director

Date: August 14, 2007