Form 10QSB
period 2007-09-30
ONLINE VACATION CENTER HOLDINGS CORP
filed 2007-11-13
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                                   (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


              For the transition period from _________ to _________


                         Commission file number: 0-32137


                      Online Vacation Center Holdings Corp.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

               Florida                                   65-0701352
               -------                                   ----------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2007, there were 18,492,977 shares of Common Stock, par value, $0.0001 per share outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                                      INDEX
                                                                                        PAGE
                                                                                        ----
Part I.        Financial Information                                                     3
------         ---------------------

Item 1         Financial Statements (Unaudited)                                          3
               Condensed Consolidated Balance Sheets                                     3
               Condensed Consolidated Statements of Operations                           4
               Condensed Consolidated Statements of Cash Flows                           5
               Notes to Consolidated Financial Statements                                6
Item 2         Management's Discussion and Analysis of Financial Condition
                and Results of Operation                                                 11
Item 3         Controls and Procedures                                                   17

Part II        Other Information                                                         19
-------        -----------------

Item 1         Legal Proceedings                                                         19
Item 2         Unregistered Sales of Equity Securities and Use of Proceeds               19
Item 3         Default upon Senior Notes                                                 19
Item 4         Submission of Matters to a Vote of Securities Holders                     19
Item 5         Other Information                                                         19
Item 6         Exhibits                                                                  20
               Exhibit 10.1 - Termination of Consulting Agreement                        22
               Exhibit 31.1 - Certification                                              23
               Exhibit 31.2 - Certification                                              25
               Exhibit 32.1 - Certification                                              27
               Exhibit 32.2 - Certification                                              28


Part I. Financial Information
------  ---------------------

Item 1  Financial Statements (Unaudited)


                      ONLINE VACATION CENTER HOLDINGS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   September 30,   December 31,
                                                                                        2007           2006
                                                                                   -------------   ------------
                                                                                    (Unaudited)     (Audited)
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                           $ 1,173,189    $ 2,658,885
Accounts receivable, net                                                                947,254      1,043,955
Deposits and prepaid items                                                              891,603        370,072
Deferred tax asset, net                                                                  33,313        248,455
                                                                                    -----------    -----------
Total Current Assets                                                                  3,045,359      4,321,367

Restricted cash                                                                         351,368        336,135
Property and equipment, net                                                             139,158         92,215
Deferred tax asset, net                                                                 515,418         98,183
Intangible assets, net                                                                1,792,854      1,067,849
Goodwill                                                                              2,913,869      1,942,495
                                                                                    -----------    -----------
Total Assets                                                                        $ 8,758,026    $ 7,858,244
                                                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                            $ 1,517,871    $ 1,530,620
Deferred revenue                                                                      3,108,017      2,084,266
Notes payable, current portion                                                           98,431        125,000
                                                                                    -----------    -----------
Total Current Liabilities                                                             4,724,319      3,739,886

Notes payable                                                                           506,767        375,000
                                                                                    -----------    -----------
Total Liabilities                                                                     5,231,086      4,114,886
                                                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding                                            --             --
Common stock, 80,000,000 shares authorized at
$.0001 par value; 18,492,977 and 18,256,777 shares
issued and outstanding                                                                    1,849          1,826
Additional paid-in capital                                                            5,575,725      5,099,059
Accumulated deficit                                                                  (2,050,634)    (1,357,527)
                                                                                    -----------    -----------
Total Stockholders' Equity                                                            3,526,940      3,743,358
                                                                                    -----------    -----------
Total Liabilities and Stockholders' Equity                                          $ 8,758,026    $ 7,858,244
                                                                                    ===========    ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      ONLINE VACATION CENTER HOLDINGS CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the three months ended                For the nine months ended
                                                      --------------------------                -------------------------
                                                            September 30,                             September 30,
                                                            -------------                             -------------
                                                     2007                 2006                  2007                 2006
                                                ------------          -------------         ------------         ------------
NET REVENUES                                    $  2,011,236           $  1,260,148         $  6,715,100         $  5,083,352

OPERATING EXPENSES:
Selling and marketing                              1,140,195                667,064            3,518,935            1,593,606
General and administrative                         1,308,910                911,272            3,998,479            3,026,148
Depreciation and amortization                        103,490                 28,514              281,148               70,300
                                                ------------           ------------         ------------         ------------

INCOME (LOSS) FROM OPERATIONS                       (541,359)              (346,702)          (1,083,462)             393,298

Interest income (expense), net                        (7,666)                27,152              (10,985)               5,366
                                                ------------           ------------         ------------         ------------

Income (loss) before provision (benefit) for
  income taxes                                      (549,025)              (319,550)          (1,094,447)             398,664

Provision / (benefit) for income taxes              (209,738)              (155,823)            (401,340)             203,894
                                                ------------           ------------         ------------         ------------

NET (LOSS) INCOME                               $   (339,287)          $   (163,727)        $   (693,107)        $    194,770
                                                ============           ============         ============         ============

Weighted average shares outstanding - Basic       18,492,977             17,279,603           18,480,907           16,552,022
                                                ============           ============         ============         ============

EARNINGS PER SHARE - Basic                      $      (0.02)          $      (0.01)        $      (0.04)        $       0.01
                                                ============           ============         ============         ============

Weighted average shares outstanding - Diluted     18,492,977             17,279,603           18,480,907           16,741,745
                                                ============           ============         ============         ============

EARNINGS PER SHARE - Diluted                    $      (0.02)          $      (0.01)        $      (0.04)        $       0.01
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

                                  ONLINE VACATION CENTER HOLDINGS CORP
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                                           For the Nine Months Ended
                                                                                        -------------------------------
                                                                                         September 30,    September 30,
                                                                                              2007            2006
                                                                                        --------------    -------------
Cash flows from operating activities:
      Net income (loss)                                                                   $  (693,107)   $   194,770
      Adjustments to reconcile to net cash inflow/(outflow)
        from operating activities:
          Depreciation and amortization                                                       281,148         70,300
          Stock based compensation expense                                                    150,376        117,720
          Imputed interest expense                                                             13,588             --
          Deferred income tax provision                                                      (398,633)       258,606
      (Increase)/decrease in accounts receivable                                               96,701       (117,104)
      Increase in deposits and prepaid items                                                 (574,475)      (191,708)
      Decrease in accounts payable and accrued liabilities                                     (7,083)      (812,977)
      Increase in deferred revenue                                                          1,023,751      1,368,898
                                                                                          -----------    -----------
Net cash (used by) provided from operating activities                                        (107,734)       888,505
                                                                                          -----------    -----------

Cash flows from investing activites:
      Capital expenditures                                                                   (117,906)       (36,300)
      Increase in intangible assets                                                            (3,110)            --
      Increase in restricted cash                                                             (15,233)            --
      Cash paid for acquisition in excess of cash received                                 (1,116,713)      (150,000)
                                                                                          -----------    -----------
Cash used in investing activities                                                          (1,252,962)      (186,300)
                                                                                          -----------    -----------

Cash flows from financing activites:
      Repayment of note payable                                                              (125,000)            --
                                                                                          -----------    -----------
Cash used in financing activities                                                            (125,000)            --
                                                                                          -----------    -----------

Increase (decrease) in cash during the period                                              (1,485,696)       702,205

Cash at the beginning of the period                                                         2,658,885      2,213,182
                                                                                          -----------    -----------

Cash at the end of the period                                                             $ 1,173,189    $ 2,915,387
                                                                                          ===========    ===========
Supplemental information:
      Cash paid for interest                                                              $    17,500    $    48,658
                                                                                          ===========    ===========
      Cash paid (refunded) for taxes                                                      $     6,250    $   (30,627)
                                                                                          ===========    ===========
      Common stock issued in conjunction with acquisitions                                $   337,500    $ 1,637,200
                                                                                          ===========    ===========
       Net debt issued in conjunction with acquisitions                                   $   216,610    $        --
                                                                                          ===========    ===========
      Conversion of subordinated debt into common stock                                   $        --    $ 3,000,000
                                                                                          ===========    ===========
      Reduction in fair value of conversion feature of debt                               $    11,187    $        --
                                                                                          ===========    ===========
      Capital expenditures included in accounts payable and accrued
          liabilities                                                                     $        --    $   201,250
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

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

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

In July 2002, "The Public Company Accounting Reform and Investor Protection Act of 2002" (the "Sarbanes-Oxley Act") was enacted. Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control. The Sarbanes-Oxley Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management's report. The Sarbanes-Oxley Act requires most public companies (large accelerated and accelerated filers) to report on their internal controls over financial reporting for years ending on or after November 15, 2004. Other public companies (non-accelerated filers) must begin to comply with the new requirements which include a report on the effectiveness related to internal control over financial reporting for their first year ending on or after December 15, 2007 and must file an auditor's attestation report on internal controls over financial reporting in their annual reports in the first annual report for a fiscal year ending on or after December 15, 2008. The Company is a non-accelerated filer and expects to be able to comply with these filing requirements.

3. SELLING AND MARKETING EXPENSES

Selling and marketing expenses consist of those items necessary to advertise the Company's services, produce marketing materials, maintain and staff travel reservation and fulfillment center including payroll, commissions and benefits. Certain marketing material production costs incurred in the three and nine months ended September 30, 2006 have been reclassified to conform to this presentation.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. EARNINGS PER SHARE

The information related to basic and diluted earnings per share is as follows:

                                                                For the Three Months Ended
                                                                --------------------------
                                                                      September 30,
                                                                      -------------
                                                                2007                  2006
                                                            -----------          ------------
Numerator:
   Net earnings (loss)-basic and diluted                    $  (339,287)         $   (163,727)
                                                            ===========          ============
Denominator:
   Weighted average number of shares outstanding -
     basic and diluted                                       18,492,977            17,279,603
                                                            ===========          ============
EPS:
   Basic and diluted                                        $     (0.02)         $      (0.01)
                                                            ===========          ============

                                                                For the Nine Months Ended
                                                                -------------------------
                                                                      September 30,
                                                                      -------------
                                                                2007                     2006
                                                           ------------             ------------
Numerator:
   Net earnings (loss)                                     $   (693,107)            $    194,770
    Effect of dilutive stock options                                 --                       --
                                                           ------------             ------------
    Diluted                                                $   (693,107)            $    194,770
                                                           ============             ============
Denominator:
   Weighted average number of shares outstanding - basic     18,480,907               16,552,022
     Effect of dilutive stock options                                --                  189,723
                                                           ------------             ------------
   Diluted                                                   18,480,907               16,741,745
                                                           ============             ============
EPS:
   Basic                                                   $      (0.04)            $       0.01
                                                           ============             ============
   Diluted                                                 $      (0.04)            $       0.01
                                                           ============             ============

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

the Company's outstanding common stock, the option price must be at least 110% of the market price on the date of the grant. Options granted under this Plan become exercisable in accordance with the terms of the grant as determined by a committee of the Company's Board of Directors. All options granted expire no more than 10 years following the date of grant. No options or restricted stock were granted during the three months ended September 30, 2007 or 2006 under the Plan.

A summary of the activity in the Company's Plan for the nine months ended September 30, 2007 is presented below:

                                                               Weighted Average
                                                               ----------------
                                                     Shares     Exercise Price
                                                    ---------   --------------
     Options outstanding at December 31, 2006       1,870,000       $ 1.28
     Granted                                          110,000         2.93
     Canceled                                           5,000         2.91
     Exercised                                              -         0.00
                                                    ---------       ------
     Options outstanding at September 30, 2007      1,975,000       $ 1.37
                                                    =========       ======

The weighted fair value of options granted during the nine months ended September 30, 2007 was $0.95 with the following assumptions: average expected life of 3.5 years; 4.72% average risk-free interest rate; 46.03% volatility; 5% forfeiture rate. Compensation cost recognized for the three and nine months ended September 30, 2007 was $44,149 and $131,856, respectively. Compensation cost recognized for the three and nine months ended September 30, 2006 was $34,847 and $111,770, respectively.

As of September 30, 2007, there was approximately $124,930 of total stock-based compensation expense not yet recognized relating to non-vested awards granted under the Company's option plan as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately six months. The number of non-exercisable shares was 1,575,000 shares of common stock at September 30, 2007. At September 30, 2007, 400,000 shares of common stock at $1.27 per share were exercisable.

During the nine months ended September 30, 2007, 11,200 restricted shares were granted to employees under the Plan. Compensation expense for nine months ended September 30, 2007 and 2006 related to the restricted share grants was $18,520 and $5,950, respectively.

6. DEFERRED REVENUE

Deferred revenues consist of sales commissions received from vacation travel suppliers, fees received from customers in advance of passenger cruise travel, and publication advertising billed in advance of publication distribution. These sales commissions, fees, and advertising billings are recognized as revenue upon the customers' travel and distribution of the publication, respectively. Balances at December 31, 2006 have been reclassified to conform to this presentation.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. RELATED PARTY TRANSACTIONS

Effective October 2005, Online Vacation Center Holdings, Inc. engaged a consultant on a month to month basis who now serves as the Company's Chairman. In consideration for such services, the consultant received a monthly fee of $10,000. The consultant and Company, by mutual accord, terminated the consulting services as of September 30, 2007. During the third quarters of 2007 and 2006, this consultant received $30,000 for each quarter in fees and $90,000 in fees for both the nine months ended September 30, 2007 and 2006.

8. COMMITMENTS AND CONTINGENCIES

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

We provide vacation marketing services through our wholly owned subsidiaries:

   o Online Vacation Center, Inc. ("Online Vacation Center"), a full service vacation seller focused on serving the affluent retiree market. Historically, this subsidiary has been the core business, accounting for the majority of revenue and net income through the sale of high margin cruise packages,
   o Phoenix International Publishing, LLC, the United Kingdom's leading publisher of consumer magazines and guides about travel to the U.S. and Canada,
   o Thoroughbred Travel, LLC, a Houston, Texas based upscale travel agency, operating as Journeys Unlimited,
   o La Fern, Inc., operating as eLeisureLink.com, a Florida travel agency that sells land-based vacations,
   o La Tours and Cruises, Inc., a Houston, Texas based travel agency, operating as West University Travel, focused on providing luxury personal travel products such as cruises, European tours and all-inclusive vacations,
   o     Dunhill Vacations, Inc., a travel newsletter and media provider,
   o Cruises for Less, LLC, a home-based travel selling group, which uses assets acquired from Smart Traveler.com, Inc., and
   o Tone and Travel, LLC dba Curves Travel, the licensed travel management company of Curves International, Inc.

In the last thirteen months, we have completed seven (7) acquisitions. We acquired Phoenix International Publishing, LLC, Thoroughbred Travel, LLC, and La Fern, Inc. in the latter half of 2006, La Tours and Cruises, Inc., Dunhill Vacations, Inc. and certain assets of SmartTraveler.com, Inc. in the first quarter of 2007 and Curves Travel in May 2007 (collectively the "Acquisition Companies").

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

Operating expenses include primarily those items necessary to advertise our services, produce our marketing materials, maintain and staff our travel reservation and fulfillment center including, payroll, commissions and benefits, and general and administrative expenses including professional fees, management compensation, rental payments and technology costs.

Results of Operations

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Revenues increased by $751,088 or 59.6% to $2,011,236 for the quarter ended September 30, 2007 ("the third quarter of 2007") compared to $1,260,148 for the quarter ended September 30, 2006 ("the third quarter of 2006"). The increase was due to more customers traveling during the third quarter of 2007 and additional revenues from the Acquisition Companies. We derived revenues from seven (7) Acquisition Companies in the third quarter of 2007 compared to revenues from two
(2) Acquisition Companies in the third quarter of 2006.

Selling and marketing expenses increased by $473,131 or 70.9% to $1,140,195 for the third quarter of 2007 compared to $667,064 for the third quarter of 2006. The increase is attributable to increased expenses incurred by the Acquisition Companies and an increase in Online Vacation Center's co-op marketing projects and sales staff compensation during the third quarter of 2007. We incurred selling and marketing expenses for seven (7) Acquisition Companies in the third quarter of 2007 compared to expenses associated with two (2) Acquisition Companies in the third quarter of 2006. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses ("G&A expenses") increased by $397,638 or 43.6% to $1,308,910 for the third quarter of 2007 compared to $911,272 for the third quarter of 2006. The increase is attributable to the increased expenses of the Acquisition Companies. We incurred G&A expenses for seven (7) Acquisition Companies in the third quarter of 2007 compared to expenses associated with two
(2) Acquisition Companies in the third quarter of 2006. G&A expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the third quarter of 2007 was $103,490 compared to $28,514 for the third quarter of 2006. The increase of $74,976 is attributable to the increased amortization expenses associated with seven (7) Acquisition Companies in the third quarter of 2007 compared to expenses associated with two (2) Acquisition Companies in the third quarter of 2006.

Interest income/(expense) decreased from income of $27,152 for the third quarter of 2006 to net interest expense of $7,666 for the third quarter of 2007. Interest income during the third quarter of 2006 consisted of interest income earned on our invested excess cash balances which were higher than our cash balances during the same period of 2007. Our net interest expense in the third quarter of 2007 primarily represents the interest expense on the debt issued by us in conjunction with our acquisition of Thoroughbred Travel, LLC, La Fern, Inc., and La Tours and Cruises, Inc. totaling $11,317 offset by interest income earned on our excess invested cash balances during this time period.

Our loss before income taxes was $549,025 in the third quarter of 2007 compared to a loss before income taxes of $319,550 in the third quarter of 2006. The loss is due to increased sales and marketing expenses and G&A expenses, offset by an increase in revenues.

Our tax benefit for income taxes increased from a tax benefit of $155,823 for the third quarter of 2006 to a tax benefit of $209,738 for the third quarter of 2007. The increased benefit for income taxes is directly related to our increased loss before income taxes. In the third quarter of 2007, our loss before income taxes was $319,550 compared to a loss before income taxes of $549,025 in the third quarter of 2007. The benefit rate in the third quarter of 2006, 48.8%, was higher than the statutory rate because of tax rate differentials, the true-up of permanent tax differences, and the tax effect of deductible items for book purposes but not tax purposes. The benefit rate in the third quarter of 2007, 38.2%, was lower than the statutory rate because of the tax effect of deductible items for book purposes but not tax purposes.

As a result of the foregoing, our net loss for the third quarter of 2007 was $339,287 compared to a net loss of $163,727 in the third quarter of 2006.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

Revenues increased by $1,631,748 or 32.1% to $6,715,100 for the nine months ended September 30, 2007 compared to $5,083,352 for the nine months ended September 30, 2006. The increase is primarily attributable to the revenues from the Acquisition Companies. We derived revenues from seven (7) Acquisition Companies in the nine months ended September 30, 2007 compared to revenues from two (2) Acquisition Companies in the nine months ended September 30, 2006.

Selling and marketing expenses increased by $1,925,329 or 120.8% to $3,518,935 for the nine months ended September 30, 2007 compared to $1,593,606 for the nine months ended September 30, 2006. The increase is primarily attributable to the increased expenses associated with the Acquisition Companies and partially attributable to an increase in Online Vacation Center's co-op marketing projects and sales staff compensation during the nine months ended September 30, 2007. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

G&A expenses increased by $972,331 or 32.1% to $3,998,479 for the nine months ended September 30, 2007 compared to $3,026,148 for the nine months ended September 30, 2006. The increase is primarily attributable to the increased G&A expenses associated with the Acquisition Companies. G&A expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the nine months ended September 30, 2007 was $281,148 compared to $70,300 for the nine months ended September 30, 2006. The increase of $206,409 is attributable to the increased amortization expenses associated with seven (7) Acquisition Companies during the nine months ended September 30, 2007 compared to expenses associated with two (2) Acquisition Companies during the nine months ended September 30, 2006. The remaining increase of $4,439 is attributable to an increase in depreciation expense during this time period.

Interest income/(expense) decreased from $5,366 of net interest income for the nine months ended September 30, 2006 compared to net interest expense of $10,985 for the nine months ended September 30, 2007. Net interest expense in the nine months ended September 30, 2006 was attributable to interest on $3,000,000 of subordinated debt (which was ultimately exchanged for 1,500,310 shares of our common stock in conjunction with the Share Exchange Agreement in March 2006), offset by interest income earned on our invested cash balances which were higher than during the same period of 2007. Net interest expense in the nine months ended September 30, 2007 primarily represents the excess of the interest expense on the debt issued by us in conjunction with our acquisition of Thoroughbred Travel, LLC, La Fern, Inc., and La Tours and Cruises, Inc., totaling $34,151 offset by the interest income earned on our invested excess cash balances.

Our loss before income taxes was $1,094,447 in the nine months ended September 30, 2007 compared to income before income taxes of $398,664 in the nine months ended September 30, 2006. The loss is due to an increase in sales and marketing expenses and G&A expenses, offset by an increase in revenues during this time period.

Our provision for income taxes decreased from an expense of $203,894 for the nine months ended September 30, 2006 to a tax benefit of $401,340 for the nine months ended September 30, 2007. The decrease is directly related to a decrease in our results from operations in which income before income taxes was $398,664 for the nine months ended September 30, 2006 compared to a loss before income taxes of $1,094,447 for the nine months ended September 30, 2007. The tax rate in the nine months ended September 30, 2006, 51.1%, was higher than the statutory rate because of tax rate differentials, the true-up of permanent tax differences, the tax effect of deductible items for book but not tax purposes, and the gain on sale of cigar assets, the result of the transaction wherein we distributed the assets relating to the cigar business to a former director and majority shareholder in exchange for 2.7 million shares of its common stock. We recognized gain on each asset distributed based upon the difference between the fair market value and our adjusted basis in each asset at the time of closing. The benefit rate in the nine months ended September 30, 2007, 36.7%, was lower than the statutory rate because of the tax effect of items deductible for book but not for tax purposes.

As a result of the foregoing, our net loss was $693,107 for the nine months ended September 30, 2007 compared to net income of $194,770 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Cash at September 30, 2007 was $1,173,189 as compared to $2,658,885 at December 31, 2006. The primary source of our liquidity and capital resources has come from our operations.

Cash flows used by operating activities during the nine months ended September 30, 2007 were $107,734 and cash flows provided from operations for the nine months ended September 30, 2006 were $888,505, respectively. Our net loss for the nine months ended September 30, 2007 increased by $887,877, non-cash operating items decreased by $400,147 offset by an increase of $291,785 provided by working capital items.

Cash flows used in investing activities for the nine months ended September 30, 2007 increased to $1,252,962 compared to $186,300 during the nine months ended September 30, 2006. Our primary cash out flow related to the excess of cash paid over cash received totaling $966,713 in conjunction with the four acquisitions completed during the nine months ended September 30, 2007 as compared to two acquisitions completed during the nine months ended September 30, 2006. The balance of the increase, $99,949, is primarily attributable to capital expenditures, primarily computers and software, made during the nine months ended September 30, 2007 and an increase in restricted cash representing collateral for a new letter of credit.

Cash flows used in financing activities during the nine months ended September 30, 2007 was $125,000 representing repayment of a note issued in conjunction with the Thoroughbred Travel LLC. acquisition. There were no cash flows from financing activities during the nine months ended September 30, 2006; however, in conjunction with the Share Exchange Agreement in March 2006, $3,000,000 of 8% subordinated debentures due on January 1, 2008 were ultimately exchanged for 1,500,310 shares of our common stock effective as of March 16, 2006.

At September 30, 2007, we had a working capital deficit of $1,678,960, a decrease of $2,260,441 from December 31, 2006 and an accumulated deficit of $2,050,634, an increase of $693,107 from December 31, 2006.

Management believes that the existing cash and cash expected to be provided by operating activities will be sufficient to fund the short term capital and liquidity needs of our operations. We may need to seek to sell equity or debt securities or obtain credit lines from financial institutions to meet our longer-term liquidity and capital requirements, which may include strategic growth through acquisitions. We can not provide any assurances that we will be able to obtain additional capital or financing in amounts or on terms acceptable to us, if at all or on a timely basis.

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

We adopted the provisions of FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109," effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 as of January 1, 2007 did not have a significant impact on our financial statements. At the date of adoption and as of September 30, 2007, we do not have a liability for any unrecognized tax benefits. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. As of September 30, 2007, we have not accrued nor recognized interest or penalties related to uncertain tax positions. We do not currently anticipate recording any significant increase or decrease to unrecognized tax benefits during 2007 related to U.S. federal or state tax positions.

We file income tax returns in the U.S. federal jurisdiction and various states. We have not been subject to U.S. federal income tax examinations by tax authorities nor state authorities since our inception in 2000. We believe that we have not taken any uncertain tax positions that would impact our condensed consolidated financial statements as of September 30, 2007.

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

Based upon the required evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2007, that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                            OTHER INFORMATION
--------                            -----------------

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

Effective October 2005, Online Vacation Center Holdings, Inc. engaged a consultant on a month to month basis who now serves as the Company's Chairman. In consideration for such services, the consultant received a monthly fee of $10,000. The consultant and Company, by mutual accord, terminated the consulting services as of September 30, 2007. During the third quarters of 2007 and 2006, this consultant received $30,000 for each quarter in fees and $90,000 in fees for both the nine months ended September 30, 2007 and 2006.

ITEM 6. EXHIBITS

Exhibit No.          Exhibit Description
-----------          -------------------

     10.1 Termination of Consulting Agreement effective as of September 30, 2007 between the Company and Richard A. McKinnon +

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

Date: November 13, 2007