Form 10KSB
period 2007-12-31
ONLINE VACATION CENTER HOLDINGS CORP
filed 2008-03-28
CIK 1058786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period _____ from ________ to

                         Commission file number: 0-32137

                      ONLINE VACATION CENTER HOLDINGS CORP.
                      -------------------------------------
                 (Name of Small business Issuer in Its Charter)

               Florida                                    65-0701352
               -------                                    ----------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

1801 N.W. 66TH Avenue, Suite 102, Plantation, FL             33313
------------------------------------------------             -----
 (Address of Principal Executive Offices)                  (Zip Code)

                 Issuer's Telephone Number, Including Area Code:
                 -----------------------------------------------
                                 (954) 377-6400

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
          -----------------------------------------------------------
                    Common Stock, $.0001 par value per share

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

The issuer's revenues for the most recent fiscal year ended December 31, 2007 were $9,324,386.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,911,833 as of March 3, 2008 based on the closing price of the issuer's common stock on the Over-the-Counter Bulletin Board on said date ($0.51 per share). For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant's common stock as of December 31, 2007: 18,492,977

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                      TABLE OF CONTENTS

                                                                                              Page No.
                                                                                              --------
PART I
------
  ITEM 1.      DESCRIPTION OF BUSINESS                                                            4
  ITEM 2.      DESCRIPTION OF PROPERTY                                                            11
  ITEM 3.      LEGAL PROCEEDINGS                                                                  11
  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                11

PART II
-------
  ITEM 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
               BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                                     12
  ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                          13
  ITEM 7.      FINANCIAL STATEMENTS                                                               19
  ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE                                                               19
  ITEM 8A.     CONTROLS AND PROCEDURES                                                            19
  ITEM 8A.(T). MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL
               REPORTING                                                                          19
 ITEM 8B.      OTHER INFORMATION                                                                  20

PART III
--------
  ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                                  20
  ITEM 10.     EXECUTIVE COMPENSATION                                                             22
  ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
               RELATED STOCKHOLDER MATTERS                                                        26
  ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                     28
  ITEM 13.     EXHIBITS                                                                           28
  ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES                                             30

SIGNATURES                                                                                        31

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about Online Vacation Center Holdings Corp. (the "Company") and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of the Company to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in "Risk Factors" contained in Part I, Item 1 of this Annual Report on Form 10-KSB and the risks discussed in our other filings with the Securities and Exchange Commission ("SEC"). The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur.

                                     PART I
                                     ------

Item 1 - Description of Business

Overview

Online Vacation Center Holdings Corp., a Florida holding company ("we," "us," "our," or the "Company"), provides vacation travel services through nine wholly-owned subsidiaries. Our portfolio of travel companies include:

     o Online Vacation Center, Inc., an internet-based vacation seller focused on serving the affluent retiree market;

     o    Dunhill Vacations, Inc., a travel newsletter and media provider, and

     o Curves Travel, the licensed travel management company of Curves International, Inc.

We are focused on internally growing and developing our group of diversified vacation marketers with a range of products that can be cross-marketed to our extensive customer base and provide a high degree of personalized service to help customers research, plan and purchase a vacation.

We were originally incorporated in the State of Florida under the name of Online Vacation Center Holdings, Inc. in October 2000 by Edward B. Rudner. On March 16, 2006, we acquired control of Alec Bradley Cigar Corp, a publicly traded company and the predecessor to our Company in a reverse merger transaction. Under a share exchange agreement ("Share Exchange Agreement") dated August 25, 2005, effective as of March 15, 2006, Alec Bradley Cigar Corp issued to Online Vacation Center Holdings, Inc. interest holders an aggregate of 15,000,000 shares of its common stock in exchange for a 100% interest in Online Vacation Center Holdings, Inc and sold all of its assets (and transferred all of its liabilities) to Alan Rubin, its sole executive officer, director and principal shareholder. For accounting purposes the consummation of these actions resulted in a reverse merger and Online Vacation Center Holdings, Inc. is the accounting survivor and surviving business entity; however, Alec Bradley Cigar Corp is the surviving legal entity. As part of the Share Exchange Agreement, Alec Bradley Cigar Corp changed its name to Online Vacation Center Holdings Corp.

Since completing the reverse merger transaction on March 15, 2006, we have acquired six companies, and certain assets of a seventh company.

All references in this Annual Report to the "Company", "we" or "our" refer to Online Vacation Center Holdings Corp. and our subsidiaries unless otherwise noted. Our main telephone number is 954-377-6400 and our web site is located at www.onlinevacationcenter.com. The content on our web site is not incorporated by reference into this filing.

The Industry
------------

As reported by Travel Industry Association, the total domestic US travel and tourism market was estimated at $646 billion dollars in 2005. Our core target market is the tour and cruise portion of that market, estimated at approximately $17 billion dollars in 2005. Cruise industry sources estimate that the global cruise industry carried 16.6 million cruise passengers in 2007 compared to 15.3 million cruise passengers carried in 2006. North America represents the primary source of cruise passengers and has experienced a compound annual growth rate of approximately 8.5% since 1970. Almost 70% of the cruise passengers in the world are sourced from North America, where cruising has developed into a mainstream alternative to land-based resort and sightseeing vacations. Approximately 10.4 million North American-sourced cruise passengers took cruise vacations for two consecutive nights or more in 2006, and industry sources estimate this amount increased to about 11.3 million passengers in 2007.

Additionally, increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures. According to PhoCusWright, an independent travel, tourism and hospitality research firm, the U.S. travel market entered a new era of channel balance in 2007, which was the first year that more travel was purchased online than offline in the U.S. PhoCusWright believes that the gap between online and offline will continue to widen as more and more travelers shift behavior to online shopping and buying. It also predicts that the online leisure/unmanaged business travel market will surpass US$94 billion in 2007, over one-third of the total travel market (which includes offline leisure/unmanaged business and on-and offline corporate travel).

Operations
----------

We provide vacation marketing services from our call center located in Plantation, Florida, our retail location in Houston, Texas, and our offices in Dallas, Texas and London and Horsham, England. Sales are completed via the Internet, by telephone, or in person.

Marketing
---------

Marketing of vacation services utilizes publications, direct mail, outbound telemarketing and email blasts. We are able to stay in touch with consumers by utilizing these methods.

Principal Suppliers
-------------------

We have historically been dependent on our relationships with four major cruise lines: Celebrity Cruises, Norwegian Cruise Line, Princess Cruises, and Royal Caribbean Cruise Line. Additionally, we also depend on third party service providers for processing certain fulfillment services.

Intellectual Property
---------------------

We have registered three service marks: two for "Online Vacation Center" and one for "Your Personal Vacation Managers".

Personnel
---------

At December 31, 2007, we had approximately 60 full-time employees; 38 are sales and marketing personnel, and 22 hold administrative and executive positions. No personnel are covered by a collective bargaining agreement. We believe our relationship with our employees is good.

Competition
-----------

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

Regulation
----------

We believe that we are in material compliance with all federal and state regulatory requirements applicable to our business, including the CAN-SPAM Act of 2003 which regulates commercial electronic mail on a nationwide basis. We adhere to the law by properly representing the nature of our commercial email messages, not tampering with source and transmission information and obtaining email addresses through lawful means.

Risk Factors
------------

An investment in our common stock involves a high degree of risk. You should consider the following factors carefully before deciding to purchase shares of our common stock. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

If we do not have adequate financing, we may not be able to implement our
-------------------------------------------------------------------------
business growth strategy
------------------------

If we have insufficient cash resources, our growth could be limited unless we are able to obtain additional capital through debt or equity financings. There can be no assurance that other financing will be available to us on terms we deem acceptable or if at all. If we are unable to obtain financing sufficient for all of our organic growth, we may be unable to fully carry out our development strategy. If funding is insufficient, we may be required to delay, reduce the scope of or eliminate some or all of our development programs.

Factors beyond our control could result in impairments.
-------------------------------------------------------

We operate in a highly competitive and sensitive marketplace whereby international events, pricing pressures, unanticipated competition, adverse changes in business climate and loss of key personnel are not uncommon events. The potential impact of these events could adversely affect future cash flows and fair values of goodwill and other intangibles in relationship to their respective carrying values resulting in future impairments.

We operate in an increasingly competitive global environment.
-------------------------------------------------------------

The market for the services we offer is increasingly and intensely competitive. We compete with both established and emerging online and traditional sellers of travel services with respect to each of the services we offer. Some of our competitors, particularly travel suppliers such as cruise lines, airlines and hotels, may offer products and services on more favorable terms, including lower prices, no fees or unique access to proprietary loyalty programs, such as points and miles. Many of our competitors, such as cruise lines, airlines and hotels, have been steadily focusing on increasing online demand on their own websites in lieu of third-party distributors such as us. For instance, some low cost airlines, which are having increasing success in the marketplace, distribute their online inventory exclusively through their own websites. Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as increased or exclusive product availability and their own bonus miles or loyalty points, which could make their offerings more attractive to consumers than offerings like ours. In addition, we face increasing competition from other travel agencies, which in some cases may have favorable offerings for both travelers and suppliers, including pricing, connectivity and supply breadth. Increased competition has resulted in and may continue to result in reduced margins, as well as loss of travelers, transactions and brand recognition. We cannot assure you that we will be able to compete successfully against current, emerging and future competitors or provide differentiated travel products and services to our client base.

We are dependent upon travel providers for access to their inventory. Other
---------------------------------------------------------------------------
distributors may have similar arrangements with travel providers, some of which
-------------------------------------------------------------------------------
may provide better availability or more competitive pricing than that offered by
--------------------------------------------------------------------------------
us.
---

We anticipate that a significant portion of our revenues will continue to be derived from the sale of inventory from relatively few travel providers. Our agreements with our travel providers can generally be canceled or modified by the travel provider upon relatively short notice. The loss of a contract, changes in our pricing agreements or commission schedules or more restricted access to travel providers' inventory could have a material adverse effect on our business, financial condition and results of operations.

Over recent years, we have experienced downward pressure on remuneration from
-----------------------------------------------------------------------------
our suppliers.
--------------

A substantial portion of our revenue is derived from compensation negotiated with travel suppliers. Over recent years, cruise, air and hotel travel suppliers have generally reduced or in some cases eliminated payments to travel agents and other travel intermediaries. No assurances can be given that travel suppliers will not further reduce or eliminate compensation, or attempt to charge travel agencies for content, any of which could reduce our revenue and margins thereby adversely affecting our business and financial performance.

Our business is currently dependent upon a number of different information and
------------------------------------------------------------------------------
telecommunication technologies and any failure of this technology would decrease
--------------------------------------------------------------------------------
our revenues.
-------------

Our business is currently dependent upon a number of different information and telecommunication technologies to facilitate our access to information and manage a high volume off inbound and outbound calls. Any failure of this technology would have a material adverse effect on our business, financial condition and results of operations. In addition, we are dependent upon certain third party vendors, for access to certain information. Any failure of these systems or restricted access by us would have a material adverse effect on our business, financial condition and results of operations.

We rely on third-parties for many systems and services.
-------------------------------------------------------

We rely on third-party service providers for certain fulfillment, processing, and other services. If these third-parties experience difficulty meeting our requirements or standards, it could damage our reputation or make it difficult for us to provide certain services to our clients and operate some aspects of our business. In addition, if such third-party service providers were to cease operations, temporarily or permanently, or face financial distress, we could suffer increased costs and delays in our ability to provide similar services until an equivalent service provider could be found or we could develop our own technology or operations. In addition, we rely increasingly on outsourced providers of traveler care and information technology services. If we are unsuccessful in choosing high quality partners or we ineffectively manage these partnerships it could have an adverse impact on our operations and financial results.

There can be no assurance that our systems, procedures and controls will be
---------------------------------------------------------------------------
adequate to support our operations as it expands which could significantly
--------------------------------------------------------------------------
increase our expenses and delay or prevent growth.
--------------------------------------------------

We expect to continue to grow internally. We expect to spend significant time and effort expanding our existing businesses. There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified or retained by us. To the extent that we are unable to manage our growth efficiently and effectively, or are unable to attract and retain qualified management, our business, financial condition and results of operations could be materially adversely affected.

Our revenues and earnings are especially sensitive to global events that are out
--------------------------------------------------------------------------------
of our control.
---------------

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

The domestic and international leisure travel industry is seasonal. Our results
-------------------------------------------------------------------------------
have been subject to quarterly fluctuations caused primarily by the seasonal
----------------------------------------------------------------------------
variations in the travel industry.
----------------------------------

Net revenues and net income are generally lower in the third quarter. We expect seasonality to continue in the future. Our quarterly results of operations may also be subject to fluctuations as a result of changes in the mix of services offered by us, internal growth rates, fare wars by travel providers, changes in relationships with certain travel providers, the timing of overrides by travel providers, extreme weather conditions or other factors affecting travel.

Unexpected variations in quarterly results could also adversely affect the price of our common stock.

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

Our operations are dependent on the efforts and relationships of Edward Rudner.
-------------------------------------------------------------------------------

Our operations and business strategy are dependent on the efforts and relationships of Edward Rudner. Furthermore, the Company is dependent on the senior management of previously acquired businesses. If any of these individuals become unable to continue in their roles with the Company, our business could be adversely affected. Although we have entered into employment agreements with Messrs. Rudner and Todd, there can be no assurance that each will be able to continue in his present capacity for any particular period of time.

Edward Rudner has the ability to control the Company's business and corporate
-----------------------------------------------------------------------------
affairs.
--------

Edward Rudner and his affiliates beneficially own shares of common stock representing approximately 56.3% of the total voting power of the common stock of the Company. Mr. Rudner will be able to exercise control over the Company's affairs and be able to elect the entire board of directors and to control the disposition of any matter submitted to a vote of our shareholders.

Our websites rely on intellectual property, and we cannot be sure that this
---------------------------------------------------------------------------
intellectual property is protected from copying or use by others, including
---------------------------------------------------------------------------
potential competitors.
----------------------

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

Our processing, storage, use and disclosure of personal data could give rise to
-------------------------------------------------------------------------------
liabilities as a result of governmental regulation, conflicting legal
---------------------------------------------------------------------
requirements or differing views of personal privacy rights.
-----------------------------------------------------------

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

We may be found to have infringed on intellectual property rights of others that
--------------------------------------------------------------------------------
could expose us to substantial damages and restrict our operations.
-------------------------------------------------------------------

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

Fluctuations in the British Pound exchange rate can affect our publishing costs,
--------------------------------------------------------------------------------
as it is dependent on third party production facilities which invoice the
-------------------------------------------------------------------------
Company in British Pounds.
--------------------------

Phoenix International Publishing, LLC ("Phoenix") utilizes third party publishing production facilities in the UK, therefore, a substantial number of Phoenix's transactions are denominated in British Pounds. As Phoenix's functional currency is the US Dollar, it could be negatively impacted by fluctuations in the exchange rate.

Our stock is thinly traded.
---------------------------

While our stock trades on the NASDAQ Over-the-Counter Bulletin Board, our stock is thinly traded and an investor may have difficulty in reselling his or her shares quickly. The low trading volume of our common stock is outside of our control, and we can not guarantee that the trading volume will increase in the near future or that, even if it does increase in the future, it will be maintained. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, an investor may be unable to liquidate his or her investment in us. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

Item 2 - Description of Property

Properties
----------

We lease approximately 10,000 square feet of office space as our principal location in Plantation, Florida where we have our corporate offices and our call center. The current lease term is through June 30, 2008. We also lease 2,350 square feet for our retail location for La Tours and Cruises, Inc. in Houston, Texas which expires on December 31, 2009.

Item 3 - Legal Proceedings

Legal Proceedings
-----------------

On November 15, 2007, we were notified that the Company was being sued in a putative class action lawsuit in the United States District Court for the Southern District of Florida (Joseph Kay v Online Vacation Center Holdings Corp., et al., Case No. 07-61619). The plaintiff claims that the Company violated the Fair and Accurate Credit Transactions Act. The plaintiff seeks class action status to represent all consumers of the Company since December 4, 2006. On March 20, 2008, the United States District Court for the Southern District of Florida dismissed with prejudice the lawsuit.

Additionally, the Company is involved from time to time in various legal claims and actions arising in the ordinary course of business, While from time to time claims are asserted that may make demands for sums of money, we do not believe that the resolution of any of these other matters, either individually or in the aggregate, will materially affect our financial position, cash flows or the results of our operations.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 2007.

                                    PART II
                                    -------

Item 5 - Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's shares of common stock are traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "ONVC". Until March 16, 2006, the Company's shares of common stock traded under the symbol "ABDC". Historically the stock is thinly traded and transactions in the stock are sporadic and infrequent. The following table sets forth the high and low bid quotations for the Company's common stock for the periods indicated. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

Period                                       High             Low
------                                       ----             ---

Three Months Ended March 31, 2007            $2.20           $3.28
Three Months Ended June 30, 2007             $2.00           $2.80
Three Months Ended September 30, 2007        $2.15           $1.70
Three Months Ended December 31, 2007         $1.84           $0.56

Three Months Ended March 31, 2006            $4.00           $1.05
Three Months Ended June 30, 2006             $3.44           $1.35
Three Months Ended September 30, 2006        $2.15           $1.25
Three Months Ended December 31, 2006         $3.26           $1.68

On December 31, 2007, there were 539 shareholders of record of the Company's common stock.

The Company has never paid cash dividends on its common stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend upon the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Sales of Unregistered Securities
--------------------------------

On November 7, 2007, we issued an aggregate of 240,000 options to five employees under our 2005 Management and Director Equity Incentive and Compensation Plan. The exercise price of the options is $1.76 per share and the options vest on November 7, 2009. The expiration date of the options is November 7, 2012. We issued these stock options to our employees in reliance upon Section 4(2) of the Securities Act, as a transaction that does not constitute a public offering. All of our employees have access to comprehensive information about us and represented his or her intention to acquire the options and underlying shares for investment only and not with a view to distribute or sell the options or underlying shares. We placed restrictive legends in the option agreements stating that these options are not registered under the Securities Act and set forth restrictions on their transferability and sale.

Item 6 - Management's Discussion And Analysis Or Plan Of Operation

Management's Discussion and Analysis or Plan of Operation should be read together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-KSB that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-KSB, including under "Risk Factors."

Overview
--------

We are focused on internally growing and developing our group of diversified vacation marketers with a range of products that can be cross-sold to an extensive customer base and provide a high degree of personalized service to help consumers research, plan and purchase a vacation.

We provide vacation marketing services through nine wholly owned subsidiaries. Our portfolio of travel companies include:

     o Online Vacation Center, Inc. ("Online Vacation Center"), a full service vacation seller focused on serving the affluent retiree market. Historically, this subsidiary has been the core business, accounting for the majority of revenue and net income through the sale of high margin cruise packages,
     o    Dunhill Vacations, Inc., a travel newsletter and media provider, and
     o Curves Travel, the licensed travel management company of Curves International, Inc.

In the last sixteen months, we have completed seven acquisitions. We acquired Phoenix International Publishing, LLC, Thoroughbred Travel, LLC, and La Fern, Inc. in the latter half of 2006, La Tours and Cruises, Inc., Dunhill Vacations, Inc. and certain assets of SmartTraveler.com, Inc. in the first quarter of 2007 and Curves Travel in May 2007 (collectively the "Acquisition Companies", sans Phoenix).

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

Operating expenses include those items necessary to advertise our services, produce our marketing materials, maintain and staff our travel reservation and fulfillment center including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery and general and administrative expenses including rent and computer maintenance fees.

In November 2007, the Company's Board of Directors granted the Company the authority to sell Phoenix, a company acquired in August 2006. Phoenix is a publisher of consumer magazines and guides about travel to the U.S. and Canada. We expect the sale will be completed within one year of the Board of Director's authorization date and Phoenix has been accounted for as discontinued operations. The results of operations and cash flows of Phoenix has been removed from the results of continuing operations and the assets and liabilities of Phoenix have been classified as available for sale, for all periods presented.

Results of Operations
---------------------

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006
---------------------------------------------------------------------

Continuing Operations

Revenues increased by $2,436,532 or 35.4% to $9,324,386 for the year ended December 31, 2007 ("2007") compared to $6,887,854 for the year ended December 31, 2006 ("2006'). The increase is attributable to an increase in our core Online Vacation Center business as well as the revenues from the Acquisition Companies. We derived revenues from six Acquisition Companies during 2007 compared to revenues from two Acquisition Companies in 2006.

Selling and marketing expenses increased by $1,480,798 or 67.3% to $3,680,837 for 2007 compared to $2,200,039 for 2006. The increase is primarily attributable to the increased expenses associated with the Acquisition Companies and to an increase in Online Vacation Center's co-op marketing projects and sales staff compensation during 2007. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

G&A expenses increased by $1,042,066 or 25.5% to $5,126,479 for 2007 compared to $4,084,413 for 2006. The increase is attributable to the increased G&A expenses associated with the Acquisition Companies and an increase in Online Vacation Center's non sales staff compensation costs. G&A expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for 2007 was $262,966 compared to $92,197 for 2006. The increase of $170,769 is primarily attributable to the increased amortization expenses associated with six Acquisition Companies during 2007 compared to expenses associated with two Acquisition Companies during 2006. The remaining increase of $23,340 is attributable to an increase in depreciation expense during this time period.

Interest income/(expense) decreased from $16,770 of net interest income for 2006 compared to net interest expense of $15,454 for 2007. Net interest income in 2006 was attributable to interest expense on $3,000,000 of subordinated debt (which was ultimately exchanged for 1,500,310 shares of our common stock in conjunction with the Share Exchange Agreement in March 2006), offset by interest income earned on our invested cash balances which were higher than during the same period of 2007. Net interest expense in 2007 primarily represents the excess of the interest expense on the debt issued by us in conjunction with our acquisition of Thoroughbred Travel, LLC, La Fern, Inc., and La Tours and Cruises, Inc., totaling $42,039 offset by the interest income earned on our invested excess cash balances.

Our income before income taxes was $238,650 in 2007 compared to income before income taxes of $527,975 in 2006. The decrease in income is due to an increase in sales and marketing expenses and G&A expenses, partially offset by an increase in revenues during this time period.

Our provision for income taxes decreased from $300,317 for 2006 to $133,411 for 2007. The decrease is directly related to a decrease in our results from operations in which income before income taxes was $527,795 for 2006 compared to income before income taxes of $238,650 for 2007. The tax rate in 2006, 56.9%, was higher than the statutory rate because of tax rate differentials, the true-up of permanent tax differences, the tax effect of deductible items for book but not tax purposes, and the gain on sale of cigar assets, the result of the transaction wherein we distributed the assets relating to the cigar business to a former director and majority shareholder in exchange for 2.7 million shares of its common stock. We recognized gain on each asset distributed based upon the difference between the fair market value and our adjusted basis in each asset at the time of closing. The tax rate in 2007, 55.9%, is primarily because of the tax effect of stock based compensation expense associated with incentive stock options and imputed interest expense associated with Acquisition debt which are deductible for book but not for tax purposes.

As a result of the foregoing, our net income from continuing operations was $105,239 for 2007 compared to net income from continuing operations of $227,658 for 2006.

Discontinued Operations

We acquired Phoenix, the United Kingdom's leading publisher of consumer magazines and guides about travel to the U.S. and Canada, on August 31, 2006. In November 2007, the Company's Board of Directors granted the Company the authority to sell Phoenix. The sale is anticipated to be completed within one year of the Board of Director's authorization date and Phoenix has been accounted for as discontinued operations. The results of operations and cash flows of Phoenix has been removed from the results of continuing operations and the assets and liabilities of Phoenix have been classified as available for sale, for all periods presented. The comparison of the results of operations of Phoenix between 2007 (calendar year 2007) and 2006 (August 31, 2006 through December 31, 2006) is as follows:

                                                                                  Increase/
                                                 2007            2006            (Decrease)
                                              ----------      ----------         ----------
Revenues                                     $ 1,681,083      $ 897,506         $   783,577
Operating income (loss)                         (228,673)        16,445            (245,118)
Net income (loss) from discontinued
   operations                                $  (147,859)     $  10,195         $  (158,054)

The Company is actively marketing Phoenix for sale, however, no formal offers have been received from any prospective purchasers.

Liquidity and Capital Resources

Cash at December 31, 2007 and 2006 was $1,189,842 and $2,658,885 respectively. The primary source of our liquidity and capital resources has historically come from our operations.

Cash flows provided by operating activities for 2006 were $962,508 whereas cash flows used by operating activities in 2007 were $47,094. The decrease of $1,009,602 was primarily attributable to an increase in cash used for working capital of $858,776 in 2007, a decline of income from continuing operations of $122,419 in 2007; from $227,658 in 2006 to $105,239 in 2007, and a decrease in non-cash operating items of $28,407 in 2007..

Cash flows used in investing activities for 2007 increased to $1,333,720 from $405,870 during 2006. The primary cash out flows related to an increase in the excess of cash paid over cash received totaling $794,764 in conjunction with the four acquisitions completed during 2007 and an increase in capital expenditures and intangible assets totaling $139,112 during 2007.

Cash flows used in financing activities for the year ended December 31, 2007 totaled $125,000 as result of payment of a note issued in conjunction with the Thoroughbred Travel LLC acquisition. There were no cash flows from financing activities for the year ended December 31, 2006.

Cash flows provided by discontinued operations increased by $146,906 as a result of an increase in 2007 cash provided by operating activities of $63,060 over 2006. There were no investing activities of discontinued operations during 2007, however, $83,846 was paid in excess of cash received in conjunction with the acquisition of Phoenix in 2006.

At December 31, 2007, we had a working capital deficit of $847,857, as compared to a working capital surplus of $581,481 at December 31, 2006, a decrease of $1,429,338. We had an accumulated deficit of $1,400,147 at December 31, 2007, an increase of $42,620.

Management believes that the existing cash and cash expected to be provided by operating activities will be sufficient to fund the short term capital and liquidity needs of our operations. We may need to seek to sell equity or debt securities or obtain credit lines from financial institutions to meet our longer-term liquidity and capital requirements. There is no assurance that we will be able to obtain additional capital or financing in amounts or on terms acceptable to the Company, if at all or on a timely basis.

The Company has historically been dependent on relationships with four major cruise lines: Celebrity Cruises, Norwegian Cruise Line, Princess Cruises, and

Royal Caribbean Cruise Line and also depends on third party service providers for processing certain fulfillment services.

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

Recent Accounting Pronouncements
--------------------------------

Accounting for Uncertainty in Income Taxes

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109," effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 as of January 1, 2007 did not have a significant impact on our financial statements. At the date of adoption and as of December 31, 2007, we do not have a liability for any unrecognized tax benefits. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2007, we have not accrued nor recognized interest or penalties related to uncertain tax positions. We have not recorded any significant increase or decrease to unrecognized tax benefits during 2007 related to U.S. federal or state tax positions.

We file income tax returns in the U.S. federal jurisdiction and various states. We have not been subject to U.S. federal income tax examinations by tax authorities nor state authorities since our inception in 2000. We believe that we have not taken any uncertain tax positions that would impact our consolidated financial statements as of December 31, 2007.

Other Recent Accounting Pronouncements
--------------------------------------

See Note 2, "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. The following policies are those that we consider to be the most critical. See Note 2, "Summary of Significant Accounting Policies," for further description of these and all other accounting policies.

Revenue Recognition
-------------------

We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements", which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable, and collectability is reasonably assured. Vacation travel sales transactions are billed to customers at the time of booking, however, commission revenue is not recognized in the accompanying consolidated financial statements until the customers' travel occurs. Advertising revenue is recognized upon distribution of the marketing publication.

Emerging Issues Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", discusses the weighing of the relevant qualitative factors regarding our status as a primary obligor and the extent of our pricing latitude. Based upon the our evaluation of vacation travel sales transactions and in accordance with the various indicators identified in EITF Issue No. 99-19, our vacation travel suppliers assume the majority of the business risks such as providing the service and the risk of unsold travel packages. As such, all vacation travel sales transactions are recorded at the net amount, which is the amount charged to the customer less the amount to be paid to the supplier. The method of net revenue presentation does not impact operating profit, net income, earnings per share or cash flows.

Intangible Asset Testing
------------------------

Absent any circumstances that warrant testing at another time, we test for goodwill and non-amortizing intangible asset impairment as part of our year-end closing process. Our goodwill testing consists of comparing the estimated fair values of each of our operating entities to their carrying amounts, including recorded goodwill. We estimate the fair values of our reporting unit by discounting its projected future cash flows. Developing these future cash flow projections requires us to make significant assumptions and estimates regarding the sales, gross margin and operating expenses of our reporting unit, as well as economic conditions and the impact of planned business or operational strategies. Should future results or economic events cause a change in our projected cash flows, or should our operating plans or business model change, future determinations of fair value may not support the carrying amount of our reporting units and the related goodwill would need to be written down to an amount considered recoverable. Any such write down would be included in the operating expenses. While we make reasoned estimates of future performance, actual results below these expectations, or changes in business direction can result in additional impairment charges in future periods.

Item 7 - Financial Statements

The Company's financial statements as of and for the years ended December 31, 2007 and 2006 have been examined to the extent indicated in their report by Jewett, Schwartz, Wolfe and Associates, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures.
         ------------------------

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.

     There has been no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 8A(T). Management's Annual Report on Internal Control over Financial
            -------------------------------------------------------------
            Reporting
            ---------

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and the Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

       Our evaluation of internal control over financial reporting as of December 31, 2007, was conducted on the basis of framework in "Internal Control-Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

       This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report

Item 8B - Other Information.

None.

                                    PART III
                                    --------

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information with respect to our executive officers and directors as of December 31, 2007:

Name                           Age      Position
----                           ---      --------
Edward B. Rudner               57       Chief Executive Officer, President, Chief Financial
                                        Officer and Director
Richard A. McKinnon            68       Chairman of the Board of Directors
Brian P. Froelich              61       Director
Frank Bracken                  67       Director

Edward B. Rudner has served as our Chief Executive Officer, President, Chief Financial Officer and as a director since March 15, 2006, the effective date of the Share Exchange Agreement. Mr. Rudner has served as an executive officer and director of Online Vacation Center Holdings, Inc. since its inception in October 2000. Prior to founding Online Vacation Center Holdings, Inc., Mr. Rudner served as Chief Financial Officer and then Chief Operating Officer of Alamo Rent A Car. During his tenure, Alamo Rent A Car expanded from a Florida company with 400 cars to a national car rental company with over 50,000 cars. In 1984, Mr. Rudner became President and Chief Executive Officer of Certified Tours, which grew from selling 10,000 vacation packages a year to over 250,000. In 1989, Mr. Rudner became Chairman and Chief Executive Officer of Renaissance Cruises, which expanded ship assets from $60 million to over $1 billion and increased revenues from $20 million to over $300 million by 1999. Mr. Rudner holds a BA in history, cum laude from the University of Massachusetts.

Richard Anthony (Tony) McKinnon has served as the Chairman of the Board of Directors of the Company since March 15, 2006, the effective date of the Share Exchange Agreement. With a background at senior levels in marketing and executive management, Mr. McKinnon has accumulated over thirty years of experience in the travel industry. His experiences include executive responsibilities at American Airlines, Pan American World Airways, Delta Air Lines, Wyndham Resort Hotels, USAir, American Hawaii Cruises and The Delta Queen Steamboat Company. Most recently, McKinnon developed Vacation.com, which is currently a network of approximately 6,000 travel agencies across North America. With the sale of Vacation.com to Amadeus, a leading global distribution system and technology provider serving the marketing, sales and distribution needs of the world's travel and tourism industries, Mr. McKinnon served as CEO of Amadeus' North American Operations from 2000 through 2003. In 2004, he served as a senior adviser to the Seabury Group, a consulting firm. Mr. McKinnon currently provides consulting services to travel industry companies. He also currently serves as a director for the Baptist Foundation of Texas, Tauck, Inc., Passport Online, Inc., and GSC Acquisition Company. Mr. McKinnon holds a BS from the United States Military Academy and a JD from Emory University School of Law.

Brian P. Froelich has served as a director since March 15, 2006, the effective date of the Share Exchange Agreement. After four years in public accounting with Arthur Anderson and Coopers and Lybrand and five years at US Life, he founded BPF Travel in 1979. In 1984 he sold BPF Travel to American Express. With BPF

Travel's acquisition by American Express, he became part of the senior executive team of American Express. During his tenure at American Express, he was general manager of the domestic travel management services business. As a result of his performance he was named to the American Express Hall of Fame. From 1999 through 2001 he served as the Senior Vice President of Consumer Travel at American Express. From 2001 through 2002 he served as President and CEO of Allied Tours, a subsidiary of Global Vacation Group, Inc. (NYSE: GVG) where he affected the turnaround of Allied Tours and sold it to a large European travel company. From 2003 through 2007, he served as president and CEO of Fenevations, LLC, a U.S.-based manufacturer of custom windows and doors. Since 2007, he has served as Chief Operating Officer of Club ABC Tours. Mr. Froelich holds a BS in Finance from Boston College, an MBA from Rutgers University, and a JD from Seton Hall Law School.

Frank Bracken has served as a director since March 15, 2006, the effective date of the Share Exchange Agreement. From 1994 until November 2005, Frank Bracken served as President and COO of Haggar Clothing Company ("Haggar"). Beginning in 2006, Mr. Bracken retired and continues to serve on numerous public and not-for-profit boards. Bracken served his entire 42-year professional career at Haggar, joining the company as a management trainee in 1963, and was named Regional Sales Manager in 1971. In 1976, Bracken was named Vice President/National Sales Manager, and then earned the title of Senior Vice President of Sales and Merchandising in 1984. In 1988, all marketing functions were added to that responsibility and he was named Senior Vice President of Marketing. On March 7, 1991, he added the responsibilities of Domestic and International Manufacturing. At that time he was named Executive Vice President. On July 20, 1994, he assumed the position of President and COO. Mr. Bracken serves as a director of two other public companies -Ennis Incorporated (NYSE:EBF) and Philanthropy World Magazine. Mr. Bracken holds a bachelor's degree in Marketing from the University of North Texas in Denton, Texas.

Code of Ethics
--------------

We have adopted a Code of Ethical Conduct that includes provisions ranging from conflicts of interest to compliance with all applicable laws and regulations. All officers and directors are bound by this Code of Ethical Conduct, violations of which may be reported to the Chairman of the Board of Directors.

Audit Committee
---------------

Our Company has an Audit Committee comprised of Messrs. Froelich, chairman of the Committee and Bracken, both independent directors as determined by the rules of the American Stock Exchange. The responsibilities and duties of the Audit Committee consist of but are not limited to: (1) overseeing the financial reporting process; (2) meeting with our external auditors regarding audit results; (3) engaging and ensuring independence of our outside audit firm and
(4) reviewing the effectiveness of the Company's internal controls. The Audit Committee met six times during fiscal 2007.

Our Board has determined that Mr. Froelich qualifies as an "audit committee financial expert" within the meaning of applicable regulations of the SEC, promulgated pursuant to the Sarbanes-Oxley Act of 2002.

Compensation Committee
----------------------

Our Company has a Compensation Committee comprised of Messrs. Froelich, chairman of the Committee and Bracken, both independent directors as determined by the rules of the American Stock Exchange. The responsibilities and duties of the

Compensation Committee consist of but are not limited to: (1) approving salaries and incentive compensation of executive officers, as well as the compensation of our Board members; (2) reviewing compensation of certain other executive management employees and (3) administering the employee stock option and benefit plans. The Compensation Committee met twice during fiscal 2007.

Shareholder Nominations to the Board
------------------------------------

We have not yet adopted a policy regarding the procedure which shareholders should use when they wish to recommend nominees to our Board of Directors. We intend on adopting a shareholder nomination policy in the near future.

Section 16(a) of the Exchange Act
---------------------------------

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

Item 10 - Executive Compensation

The table below summarizes the total compensation paid or earned by each of our named executive officers ("Named Executive Officers") for the fiscal years ended December 31, 2007 and 2006, respectively.

SUMMARY COMPENSATION TABLE

                                                                                              All
Name and                                                              Stock      Option      Other
Principal                                                  Bonus      Awards     Awards   Compensation    Total
Position                           Year    Salary ($)       ($)       $ (1)      $ (1)        ($)          ($)
---------                          ----    ----------    ---------  ---------  ---------  ------------   --------
Edward B. Rudner,                  2007    $318,139      $      --     $170     $27,476   $627,990 (2)   $973,775
 CEO, President                    2006    $230,768 (3)  $      --     $170     $68,292   $ 43,846 (2)   $343,076
   And CFO
Simon Todd,                        2007    $204,744      $  45,000     $ --     $ 8,699   $     --       $258,443
 Vice President (4)                2006    $ 77,154      $ 110,000     $ --     $    --   $    140       $187,294
Alan Rubin, Former CEO             2007    $     --      $      --     $ --     $    --   $     --       $     --
and CFO (5)                        2006    $ 20,000      $      --     $ --     $    --   $ 52,333 (6)   $ 72,333

-------------
(1) Amounts shown do not reflect compensation actually received by the Named Executive Officers. Instead, the amounts shown are the compensation costs recognized by the Company in fiscal 2007 and 2006 for option awards and stock awards as determined pursuant to FAS 123R. The assumptions used to calculate the value of option awards and stock awards are set forth under Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-KSB.

(2) Represents $579,990 paid to Mr. Rudner under the Company's Deferred Compensation Plan, a country club allowance of $30,000 and a car allowance of

$18,000, paid in 2007. Represents a car allowance of $ 13,846 and a country club allowance of $30,000, paid in 2006. Excludes $23,830 in benefits which were paid to Mr. Rudner by Online Vacation Center Holdings, Inc. prior to March 16, 2006.

(3) Excludes $154,410 which was paid to Mr. Rudner by Online Vacation Center Holdings, Inc. pursuant to his prior employment agreement prior to March 16, 2006, the effective date of the Share Exchange Agreement.

(4) Mr. Todd became our Vice President on September 1, 2006 in conjunction with our acquisition of Phoenix International Publishing, LLC.

(5) Mr. Rubin served as our CEO from October 16, 2000 until March 15, 2006, at which time, he resigned both as director and CEO in conjunction with the Share Exchange Agreement. Mr. Rubin's 2006 salary represents his salary from January 1, 2006 until March 15, 2006.

(6) Mr. Rubin's other annual compensation during 2006 represents remuneration in conjunction with a consulting agreement with us, which terminated in September 2006.

Employment Agreements
---------------------

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

In addition, we issued Mr. Rudner incentive stock options to purchase 300,000 shares of common stock and nonqualified stock options to purchase 200,000 shares of common stock, which are exercisable at $1.27 per share. All of the nonqualified stock options and incentive stock options to purchase 100,000 shares vested immediately. Incentive stock options to purchase 100,000 shares of common stock vested on March 15, 2007 and the remaining 100,000 incentive stock options vest on March 15, 2008. All of the options were issued under the 2005 Management and Director Equity Incentive and Compensation Plan. Mr. Rudner also received options in connection with his service as a director of the Company.

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

Deferred Compensation Plan

In August 2006, we established the Online Vacation Center Holdings Corp. Deferred Compensation Plan to satisfy our obligation to Mr. Rudner under the terms of his previous employment agreement for compensation and benefits in the amount of $579,990. The plan provided for twenty-six payments in fiscal 2007 and was paid in full as of January 2008.

Simon Todd

In connection with our acquisition of Phoenix, we entered into an employment agreement with Simon Todd to serve as Vice President of the Company and as the President of Phoenix effective as of August 31, 2006. Mr. Todd is entitled to a base salary of $210,080 per annum which increases by 4% per annum until August 31, 2009, the termination date of his employment agreement. In addition, Mr. Todd is entitled to a retention bonus in conjunction with the closing of certain acquisition prospects and a bonus in conjunction with Phoenix achieving certain profitability thresholds.

On January 11, 2007, we granted Mr. Todd incentive stock options to purchase up to 20,000 shares of our common stock, which are exercisable at $2.91 per share. All of the stock options vest on January 11, 2009 and expire on January 11, 2012. All of the options were issued under the 2005 Management and Director Equity Incentive and Compensation Plan. Mr. Todd received these options in connection with his service as an officer of the Company.

2005 Management and Director Equity Incentive and Compensation Plan

Effective as of March 15, 2006, our Board of Directors and shareholders approved our 2005 Management and Director Equity Incentive and Compensation Plan (the "Plan" or "2005 Plan"). We have reserved an aggregate of 2,500,000 shares of common stock for issuance under the this Plan which provides for the grants of stock options, restricted stock, performance-based and other equity-based incentive awards to directors, officers and key employees. Our Board of Directors (or at their discretion, a committee of our board members) administers the Plan including, without limitation, the selection of recipients of awards under the Plan, the granting of stock options, restricted share or performance shares, the determination of the terms and conditions of any such awards, the interpretation of the Plan and any other action they deem appropriate in connection with the administration of the Plan. As of December 31, 2007, we had granted 2,220,000 options and 60,000 stock awards under the Plan.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unexercised options and stock that has not vested for each of our Named Executive Officers for the fiscal year ended December 31, 2007. All options and stock awards were granted under our 2005 Plan.

                                                        Option Awards
                                                                                                                Equity
                                                                                                               Incentive
                                                                                                                 Plan
                                                                                                                Awards:
                                                                                                               Market or
                                                                                                                Payout
                                                                                                                Value of
                                                                                                Market         Unearned
               Number of        Number of                                         Number of    Value of         Shares,
               Securities       Securities                                        Shares or    Shares or       Units or
               Underlying       Underlying                                         Units of    Units of          Other
              Unexercised      Unexercised          Option                        Stock that  Stock that        Rights
                Options          Options           Exercise         Option         Have Not    Have Not        That Have
                  (#)              (#)               Price        Expiration        Vested      Vested        Not Vested
Name          Exercisable     Unexercisable           ($)            Date            (#)        ($)(1)            ($)
----          -----------     -------------         -------       ----------      ----------  ----------      ----------
Edward B.
Rudner         400,000 (2)      100,000(2)           $1.27         3-16-2011      600 (3)         $ 630            --
                    --          200,000(4)           $1.27         3-16-2011
Simon Todd          --           20,000(5)           $2.91         1-11-2012       ---            $ ---            --

----------------
(1) Value is based on the closing price of our common stock on December 29, 2007, which was $1.05 per share.

(2) These options were granted to Mr. Rudner in connection with his execution of an employment agreement with us on March 16, 2006.

(3) Mr. Rudner received a grant of 1,000 stock awards on March 16, 2006, which vest at the rate of 20% per year with vesting dates of 3/16/2006, 3/16/2007, 3/16/2008, 3/16/2009 and 3/16/2010. As of December 31, 2007, 600 stock awards granted to Mr. Rudner had not vested.

(4) These options were granted to Mr. Rudner in his capacity as a director of the Company. These options vest on March 16, 2008.

(5) These options were granted to Mr. Todd on January 11, 2007 in his capacity as an officer of the Company. These options vest on March 11, 2009.

Change of Control

Management is not aware of an arrangement which may, at a subsequent date, result in a change of control of the Company. As noted above, only Mr. Rudner's employment agreement with the Company has provisions which address a change of control, as defined in his employment agreement.

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

The table below summarizes the total compensation paid by us to our directors for the fiscal year ended December 31, 2007. All directors began serving their current terms as directors, upon election by shareholders at the Annual Shareholders' meeting of May 15, 2007.

                             Fees Earned        Option           All Other
Name                        Paid in Cash       Awards(1)       Compensation        Total
----                        ------------       ---------       ------------       -------
Richard McKinnon               $75,000          $50,816          $90,000 (2)     $ 215,816
Edward B. Rudner               $25,000          $16,939          $    --         $  41,939
Brian P. Froelich              $25,000          $25,408          $    --         $  50,408
Frank Bracken                  $25,000          $16,939          $    --         $  41,939

------------
(1) Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by us in fiscal 2007 for option grants that were made to directors in 2006 as determined pursuant to FAS 123R. The assumptions used to calculate the value of option awards are set forth under Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-KSB. No options were awarded to members of the Board of Directors during 2007.

(2) Fees earned pursuant to a consulting agreement between Mr. McKinnon and the Company which was mutually terminated as of September 30, 2007.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table set forth certain information regarding the beneficial ownership of our common stock as of February 29, 2008 by (i) each of our directors, (ii) each Named Executive Officer, (iii) all our current directors and executive officers as a group, and (iv) each person known by us to be the beneficial owner of more than five percent (5%) of the shares outstanding of our common stock. Unless otherwise indicated, each shareholder has sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of the owner is 1801 NW 66th Avenue, Plantation, FL 33313.

Name and Address                                       Beneficial Ownership Shares          % of Shares
----------------                                       ---------------------------          -----------
Simon Todd (1)                                                  1,413,085                       7.6%
Edward B. Rudner (2)                                           10,800,600                      56.3%
Richard A. McKinnon (3)                                           750,000                       3.9%
Brian P. Froelich (4)                                             335,000                       1.8%
Reginald Flosse (5)                                             3,000,000                      16.2%
William A. Cataldo (6)                                          1,009,310                       5.5%
Frank Bracken (7)                                                 250,000                       1.3%
All directors and executive officers as a
   group (five persons) (8)                                    13,548,685                      66.8%

-------------
(1) Mr. Todd's address is 217 Ridge View Lane, Trophy Club, Texas 76262.

(2) Includes an aggregate of 1,680,000 shares held in trust for the benefit of Mr. Rudner's children and 1,680,000 shares held by Mr. Rudner's wife. Also includes 400,000 shares of common stock underlying options which are exercisable and 300,000 shares of common stock underlying options which are exercisable within 60 days of February 29, 2008.

(3) Includes 600,000 shares of common stock underlying options which are exercisable within 60 days of February 29, 2008.

(4) Includes 300,000 shares of common stock underlying options which are exercisable within 60 days of February 29, 2008.

(5) The mailing address for Mr. Flosse is B.P. 21426, Papeete, Tahiti. Information was obtained from a Form 4 filed by Mr. Flosse with the SEC on June 4, 2007.

(6) Includes 125,000 shares held by Cataldo Family Partners, Ltd., an entity in which Cataldo serves as general partner and 884,310 shares held by Pacific Tour Services, Inc., a company beneficially controlled by Mr. Cataldo. Cataldo's ownership interest excludes 615,980 shares held by the Cataldo Family Trust, a trust in which Cataldo is a beneficiary, but does not hold voting control.

(7) Includes 200,000 shares of common stock underlying options which are exercisable within 60 days of February 29, 2008.

(8) Includes 1,400,000 shares of common stock underlying options exercisable within 60 days of February 29, 2008.

Equity Compensation Plan Information

The following table set forth information regarding securities authorized for issuance under our 2005 Plan as of December 31, 2007.

                                                                                    Number of securities
                                                                                   remaining available for
                              Number of securities to      Weighted-average         future issuance under
                              be issued upon exercise      exercise price of      equity compensation plans
                              of outstanding options,    outstanding options,       (excluding securities
Plan Category                   warrants and rights      warrants and rights       reflected in column (a))
-------------                 -----------------------    --------------------     -------------------------
Equity compensation plans
approved by security
holders                              2,215,000                   $1.41                     233,000
Equity compensation plans
not approved by security
holders                                     --                      --                          --
                                     ---------                   -----                     -------
    Total                            2,215,000                   $1.41                     233,000
                                     =========                   =====                     =======

Item 12 - Certain Relationships and Related Transactions

Effective as of October 2005, we engaged Mr. McKinnon to provide consulting services to us. In consideration for such services, Mr. McKinnon received a monthly fee of $10,000. The term of the arrangement is on a month-to-month basis. We and Mr. McKinnon mutually terminated the consulting services as of September 30, 2007. During 2007 and 2006 Mr. McKinnon received $90,000 and $120,000, respectively in consulting fees. Mr. McKinnon became a director of our Company on March 15, 2006 and continues to serve in such capacity.

Item 13 - Exhibits

Exhibit No.                         Exhibit Description
------------                        -------------------

2.1 Acquisition Agreement, dated January 3, 2007, by and among Online Vacation Center Holdings Corp., La Tours and Cruises, Inc. and Ray and Cecilia Schutter (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K filed with the SEC on January 4, 2007 and as amended on March 21,
2007).

2.2 Acquisition Agreement, dated January 5, 2007, by and among Online Vacation Center Holdings Corp., Dunhill Vacations Inc., Pat Daly, James DiStefano and Robert Dunhill (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K filed with the SEC on January 5, 2007 and as amended on March 21, 2007).

2.3 Acquisition Agreement, dated January 19, 2007, by and among Online Vacation Center Holdings Corp., SmartTraveler.com, Inc. and Peter Coloyan (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K filed with the SEC on January 22, 2007).

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K/A filed with the SEC on March 21, 2006).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 in the Company's Form 10-SB filed with the SEC on December 19, 2000).

10.1 Termination of Consulting Agreement effective as of September 30, 2007 between the Company and Richard A. McKinnon (incorporated by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007).

10.2 Employment Agreement dated March 16, 2006 between the Company and Edward B. Rudner (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K/A filed with the SEC on March 21, 2006).

10.3 2005 Management and Director Equity Incentive and Compensation Plan (incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K/A filed with the SEC on March 21, 2006). *

10.4 Form of Restricted Share Agreement for the Plan (incorporated by reference to Exhibit 4.2 in the Company's Current Report on Form 8-K/A filed with the SEC on March 21, 2006). *

10.5 Form of Non-Qualified Stock Option Agreement for the Plan (incorporated by reference to Exhibit 4.3 in the Company's Current Report on Form 8-K/A filed with the SEC on March 21, 2006). *

10.6 Online Vacation Center Holdings Corp. Deferred Compensation Plan (incorporated by reference) to Exhibit 10.2 in the Company's Quarterly on Form 10-QSB for the quarter ended June 30, 2006.) *

14.1 Code of Ethics (incorporated by reference to Exhibit 14 in the Company's Annual Report on Form 10-KSB for fiscal 2004 filed with the SEC on March 12,
2004)

21.1 Subsidiaries +

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +
-----------
*     Management Compensatory Plan
+     Filed herewith

Item 14 - Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Jewett, Schwartz, Wolfe & Associates ("JSWA") for professional services rendered for the fiscal years ended December 31, 2007 and 2006:

Fee Category                                 Fiscal 2006    Fiscal 2007
------------                                -------------  -------------
Audit Fees                                  $      59,800  $      69,000
Audit Related Fees                          $      75,000  $      45,000
Tax Fees                                    $           0  $           0
All Other Fees                                          0              0
                                            -------------  -------------
Total Fees                                  $     134,800  $     114,000
                                            =============  =============

Audit fees consisted of fees billed for professional services rendered or the audit of the Company's consolidated financial statements included in our annual report on Form 10-KSB for the years ended December 31, 2007 and 2006 and or reviews of the consolidated financial statements included in the Company's quarterly reports on Form 10-QSB during fiscal 2007 and 2006.

Audit related fees consist of general assistance on SEC matters and due diligence regarding acquisitions completed in 2006 and 2007.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. JSWA and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all such professional services provided by JSWA during fiscal 2007.

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

                               ONLINE VACATION CENTER HOLDINGS CORP.


                               By: /s/ Edward B. Rudner
                               ------------------------
                               Edward B. Rudner
                               Chief Executive Officer, President,
                               Chief Financial Officer and Director

Date: March 27, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                              TITLE                                  DATE
---------                                              -----                                  ----
/s/ Edward B. Rudner                  Chief Executive Officer, President, Chief          March 27, 2008
    ----------------                  Financial Officer and Director (principal
    Edward B. Rudner                  executive officer and principal financial and
                                      accounting officer)


/s/ Richard A. McKinnon               Director                                           March 27, 2008
    -------------------
    Richard A. McKinnon

/s/ Brian P. Froelich                 Director                                           March 27, 2008
    -----------------
    Brian P. Froelich

/s/ Frank Bracken                     Director                                           March 27, 2008
    -------------
    Frank Bracken

                      ONLINE VACATION CENTER HOLDINGS CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 and 2006





                                TABLE OF CONTENTS





                                                                     Page
                                                                     ----

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

Notes to Consolidated Financial Statements                           F - 7 - 25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Online Vacation Center Holdings Corp.

We have audited the accompanying consolidated balance sheet of Online Vacation Center Holdings Corp and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Online Vacation Center Holdings Corp and Subsidiaries as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





/s/ Jewett, Schwartz, Wolfe & Associates


Hollywood, Florida
March 19, 2008

                      ONLINE VACATION CENTER HOLDINGS CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                               December 31,    December 31,
                                                                   2007            2006
                                                               ------------    ------------
                          ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $ 1,189,042    $ 2,658,885
Accounts receivable, net                                          1,053,556        711,201
Deposits and prepaid items                                          738,958        405,712
Deferred tax asset, net                                               1,665        248,455
Current assets held for sale                                        504,088        297,113
                                                                -----------    -----------
Total Current Assets                                              3,487,309      4,321,366

Restricted cash                                                     351,243        336,135
Property and equipment, net                                         127,548         92,215
Deferred tax asset, net                                             431,317        451,214
Intangible assets, net                                              988,466        152,788
Goodwill                                                          1,754,279        816,465
Long lived assets held for sale                                   1,909,274      2,041,091
                                                                -----------    -----------
Total Assets                                                    $ 9,049,436    $ 8,211,274
                                                                ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                        $   980,078    $ 1,417,779
Deferred revenue                                                  2,384,720      1,964,266
Notes payable, current portion                                      427,686        125,000
Current liabilities held for sale                                   542,682        232,840
                                                                -----------    -----------
Total Current Liabilities                                         4,335,166      3,739,885

Notes payable                                                       182,074        375,000

Non current liabilities available for sale                          302,176        353,031

                                                                -----------    -----------
Total Liabilities                                                 4,819,416      4,467,916
                                                                -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding                      --             --
Common stock, 80,000,000 shares authorized at
$.0001 par value; 18,492,977 and 18,256,777 shares
issued and outstanding                                                1,849          1,826
Additional paid-in capital                                        5,628,318      5,099,059
Accumulated deficit                                              (1,400,147)    (1,357,527)
                                                                -----------    -----------
Total Stockholders' Equity                                        4,230,020      3,743,358
                                                                -----------    -----------

Total Liabilities and Stockholders' Equity                      $ 9,049,436    $ 8,211,274
                                                                ===========    ===========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.
                                      F-3

                      ONLINE VACATION CENTER HOLDINGS CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For the Year   Ended December 31,
                                                                                    2007           2006
                                                                               ------------    ------------
NET REVENUES                                                                   $  9,324,386    $  6,887,854

OPERATING EXPENSES:
  Selling and marketing                                                           3,680,837       2,200,039
  General and administrative                                                      5,126,479       4,084,413
  Depreciation and amortization                                                     262,966          92,197
                                                                               ------------    ------------

OPERATING INCOME                                                                    254,104         511,205

Interest income (expense), net                                                      (15,454)         16,770
                                                                               ------------    ------------

Income from continuing operations before provision for
  income taxes                                                                      238,650         527,975

Provision for income taxes                                                          133,411         300,317
                                                                               ------------    ------------

Income from continuing operations                                                   105,239         227,658
                                                                               ------------    ------------

DISCONTINUED OPERATIONS:

Income (loss) from discontinued operations of Phoenix
International Publishing, LLC, net of tax                                          (147,859)         10,195
                                                                               ------------    ------------

NET (LOSS) INCOME                                                              $    (42,620)   $    237,853
                                                                               ============    ============

EARNINGS PER SHARE - Basic
  Income from continuing operations                                            $       0.01    $       0.01
  Income /(Loss) from discontinued operations                                  $      (0.01)           0.00
                                                                               ------------    ------------
  Net Income                                                                   $       --      $       0.01
                                                                               ============    ============

Weighted average shares outstanding - Basic                                      18,483,950      17,289,996
                                                                               ============    ============

EARNINGS PER SHARE - Diluted
  Income from continuing operations                                            $       0.01    $       0.01
  Income /(Loss) from discontinued operations                                  $      (0.01)           0.00
                                                                               ------------    ------------
  Net Income                                                                   $       0.00    $       0.01
                                                                               ============    ============

Weighted average shares outstanding - Diluted                                    18,968,552      17,746,920
                                                                               ============    ============






The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                      ONLINE VACATION CENTER HOLDINGS CORP.
          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 and 2007


                                                  Common Stock             Additional
                                           --------------------------       paid-in          Accumulated
                                             Shares         Amount          capital            Deficit             Total
                                           -----------    -----------     ------------     ---------------     -------------
Balance at December 31, 2005                15,299,467     $    1,530      $   247,114     $    (1,595,380)     $ (1,346,736)
Issuance of common stock in
   in exchange for subordinated debt         1,500,310            150        2,999,850                   -         3,000,000
Issuance of restricted shares under
   compensation plan                             7,000              1            5,949                   -             5,950
Stock based compensation expense                     -              -          147,430                   -           147,430
Issuance of common stock in
   conjunction with acquisitions             1,450,000            145        1,631,105                   -         1,631,250
Issuance of convertible notes in
   conjunction with acquisitions                     -              -           67,611                   -            67,611
Net income for the year ended
   December 31, 2006                                 -              -                -             237,853           237,853
                                           -----------    -----------     ------------     ---------------    --------------
Balance at December 31, 2006                18,256,777     $    1,826      $ 5,099,059     $    (1,357,527)     $  3,743,358

Issuance of common stock in
   conjunction with acquisitions               225,000             22          337,478                               337,500
Issuance of restricted shares under
   compensation plan                            11,200              1           18,519                                18,520
Stock based compensation expense                                               184,449                               184,449
Adjustment to fair value of conversion
    feature of debt issued in conjunction
     with acqusition                                                           (11,187)                              (11,187)
Net loss for the year ended
    December 31, 2007                                                                              (42,620)          (42,620)
                                           -----------    -----------     -------------    ---------------    --------------
Balance at December 31, 2007                18,492,977     $    1,849      $  5,628,318    $    (1,400,147)     $  4,230,020
                                           ===========    ===========     =============    ===============    ==============

















The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                ONLINE VACATION CENTER HOLDINGS CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                 For the Year Ended
                                                                        ----------------------------------
                                                                         December 31,         December 31,
                                                                             2007                 2006
                                                                        -------------        -------------
Cash flows from continuing operating activities:
  Net income (loss)                                                      $   (42,620)        $   237,853
     Loss (income) from discontinued operations, net of tax                  147,859             (10,195)
                                                                         -----------         -----------
  Income from continuing operations                                          105,239             227,658
  Adjustments to reconcile to net cash inflow from operating activities:
     Depreciation and amortization                                           262,966              92,197
     Stock based compensation expense                                        202,969             153,380
     Imputed interest expense                                                 18,150                --
     Deferred income tax provision                                           103,708             370,623
  Increase in accounts receivable                                           (342,354)           (129,305)
  Increase in deposits and prepaid items                                    (386,190)           (184,992)
  Increase (decrease) in accounts payable and accrued liabilities           (432,036)            252,882
  Increase in deferred revenue                                               420,454             180,065
                                                                         -----------         -----------
Net cash provided from (used by) operating activities                        (47,094)            962,508
                                                                         -----------         -----------

Cash flows from continuing investing activites:
  Capital expenditures                                                      (140,345)            (62,786)
  Increase in intangible assets                                              (61,553)               --
  Increase in restricted cash                                                (15,109)            (21,135)
  Cash paid for acquisition in excess of cash received                    (1,116,713)           (321,949)
                                                                         -----------         -----------
Cash used in investing activities                                         (1,333,720)           (405,870)
                                                                         -----------         -----------

Cash flows from continuing financing activites:
  Repayment of note payable                                                 (125,000)               --
                                                                         -----------         -----------
Cash used in financing activities                                           (125,000)               --
                                                                         -----------         -----------

Discontinued Operations
  Cash provided by (used by) operating activities                             35,971             (27,089)
  Cash used in investing activities                                             --               (83,846)
                                                                         -----------         -----------
Cash provided from (used by) discontinued operations                          35,971            (110,935)
                                                                         -----------         -----------

Increase (decrease) in cash during the period                             (1,469,843)            445,703

Cash at the beginning of the period                                        2,658,885           2,213,182
                                                                         -----------         -----------

Cash at the end of the period                                            $ 1,189,042         $ 2,658,885
                                                                         ===========         ===========

Supplemental information:
  Cash paid for interest                                                 $    22,467         $    48,658
                                                                         ===========         ===========
  Cash paid (refunded) for taxes                                         $     8,386         $    (8,491)
                                                                         ===========         ===========
  Common stock issued in conjunction with acquisitions                   $   337,500         $ 1,637,200
                                                                         ===========         ===========
  Net debt issued in conjunction with acquisitions                       $   216,610         $   500,000
                                                                         ===========         ===========
  Conversion of subordinated debt into common stock                      $      --           $ 3,000,000
                                                                         ===========         ===========
  Reduction in fair value of conversion feature of debt                  $    11,187         $      --
                                                                         ===========         ===========
  Conversion feature of subordinated debt                                $      --           $    67,611
                                                                         ===========         ===========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND

Overview
--------

Online Vacation Center Holdings Corp. (the "Company") is a Florida holding company, focused on internally growing and developing its group of diversified vacation marketers with a range of products that can be cross-sold to an extensive customer base and provide a high degree of personalized service to help consumers research, plan and purchase a vacation.

The Company provides vacation travel and marketing services through its wholly owned subsidiaries: Online Vacation Center, Inc., an internet-based vacation seller focused on serving the affluent retiree market, Phoenix International Publishing, LLC ("Phoenix"), the United Kingdom's leading publisher of consumer magazines and guides about travel to the U.S. and Canada, Thoroughbred Travel, LLC ("Thoroughbred"), a Houston, Texas based upscale travel agency, operating as Journeys Unlimited, La Fern, Inc. ("La Fern"), operating as eLeisureLink.com, a Florida travel agency that sells land-based vacations, La Tours and Cruises, Inc. ("La Tours"), a Houston, Texas based travel agency, operating as West University Travel, focused on providing luxury personal travel products such as cruises, European tours and all-inclusive vacations, Dunhill Vacations, Inc. ("Dunhill Vacations"), a travel newsletter and media provider, Cruises for Less, LLC, a home-based travel selling group, and Tone and Travel, LLC dba Curves Travel, ("Tone and Travel") the licensed travel management company of Curves International, Inc.

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

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition
-------------------

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition in Financial Statements", which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Vacation travel sales transactions are billed to customers at the time of booking, however commission revenue is not recognized in the accompanying consolidated financial statements until the customers' travel occurs. Advertising revenue is recognized upon distribution of the marketing publication.

Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", discusses the weighing of the relevant qualitative factors regarding the Company's status as a primary obligor and the extent of their pricing latitude. Based upon the Company's evaluation of vacation travel sales transactions and in accordance with the various indicators identified in EITF Issue No. 99-19, the Company's vacation travel suppliers assume the majority of the business risks such as providing the service and the risk of unsold travel packages. As such, all vacation travel sales transactions are recorded at the net amount, which is the amount charged to the customer less the amount to be paid to the supplier. The method of net revenue presentation does not impact operating profit, net income, earnings per share or cash flows.

Concentration of Credit Risk
----------------------------

The Company's business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, primarily cruise lines, and to a lesser extent, exposure to risks associated with online commerce security and credit card fraud. The Company is highly dependent on its relationships with four major cruise lines: Celebrity Cruises, Norwegian Cruise Line, Royal Caribbean Cruise Line and Princess Cruises. The Company also depends on third party service providers for processing certain fulfillment services.

Concentrations of credit risk with respect to client accounts receivable are limited because of the Company's policy to require deposits from customers, the number of customers comprising the client base and their dispersion across geographical locations.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and bank certificates of deposit. These accounts are maintained with financial institutions insured by the Federal

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2007 and December 31, 2006, the balances at various financial institutions over the FDIC insured limit relating to cash and cash equivalents and restricted cash were approximately $1.1 million and $2.8 million, respectively. The Company believes these balances are not at risk as they are held by sound financial institutions.

Marketing Costs
---------------

Substantially all marketing costs are charged to expense as incurred and principally represent production, printing, direct mail costs, and online advertising. Marketing expense, inclusive of discontinued operations, for the years ended December 31, 2007 and 2006 was $2,642,799 and $1,529,168
respectively.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2007 and 2006, respectively, cash and cash equivalents included cash in the bank and cash on hand.

Accounts Receivable
-------------------

Travel suppliers generally pay commissions between 60 days before to 90 days after travel has commenced, overrides in the first quarter following the period earned, and marketing and advertising invoices between 30 days to 90 days after invoice date. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the specific supplier's current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are recognized as revenue in the period received. At December 31, 2007 and 2006, the allowance for doubtful accounts was $38,077 and $4,317, respectively.

Restricted Cash
---------------

In accordance with Accounting Review Board ("ARB") No. 43, Chapter 3A, "Current Assets and Current Liabilities", cash which is restricted as to withdrawal is considered a noncurrent asset. Restricted cash consists of collateral for three letters of credit and a reserve for credit card processing. The Company's credit card processor, Global Payments, holds a $280,000 reserve for credit cards processed. Global Payments will hold this reserve for as long as the Company uses them as its credit card processor and will release all funds no later than six months after the final transaction deposit. Certificates of deposit of $71,243 are collateral for four outstanding letters of credit due to expire in 2008. The letters of credit are required by industry and state regulations and will be renewed.

Property and Equipment
----------------------

Property and equipment, including significant improvements, are recorded at

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cost. Repairs and maintenance and any gains or losses on dispositions are recognized as incurred. Depreciation and amortization are provided for on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

                                     Depreciation/
     Asset Category               Amortization Period
     --------------               -------------------
     Office equipment                2 to 3 Years
     Furniture & fixtures            5 to 7 Years
     Leasehold improvements            6.5 Years

Goodwill and Indefinite-Lived Intangible Assets
-----------------------------------------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations and is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with SFAS No. 142. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Long-Lived Assets
-----------------

The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property and equipment and purchased intangible assets with finite lives, is to review the carrying value of the assets, annually, during the fourth quarter, or whenever events or changes in circumstances indicate that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

Foreign Currency Translation
----------------------------

The Company conducts publishing operations in both the United States and the United Kingdom, and its functional currency is the US dollar. Assets, liabilities, revenues and expenses denominated in British pounds are recorded in US dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in British pounds are translated into US dollars by using the exchange rate in effect at that date. The resulting foreign currency transaction gains and losses are included in operating revenues and expenses for the year. These gains or losses were not material for the year ended December 31, 2007 and 2006, respectively.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income
--------------------

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At December 31, 2007 and 2006, respectively, there were no material items to be included in accumulated other comprehensive income.

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

Stock-Based Compensation
------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of January 1, 2006.

In March 2005, the U.S. Securities and Exchange Commission ("SEC") released SAB 107, "Share-Based Payments," ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees.

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

Recent Accounting Pronouncements
--------------------------------

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109," effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 as of January 1, 2007 did not have a significant impact on the Company's financial statements. At the date of adoption and as of December 31, 2007, the Company does not have a liability for any unrecognized tax benefits. The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2007, the Company had not accrued nor recognized interest or penalties related to uncertain tax positions. The Company had not recorded any significant increase or decrease to unrecognized tax benefits during 2007 related to U.S. federal or state tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company has not been subject to U.S. federal income tax examinations by tax authorities nor state authorities since its inception in 2000. The Company believes that it has not taken any uncertain tax positions that would impact its consolidated financial statements as of December 31, 2007.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("FAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132(R), ("FAS 158"). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company does not expect the remaining elements of this Statement to have a material impact on the Company's financial condition, results of operations, cash flows when adopted.

Fair Value Option of Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No.159, The Fair Value Option of Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed if FAS 157 is also adopted. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("FAS 141(R)"). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination:

     o Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree,
     o Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and
     o Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.

Noncontrolling Interest in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51" ("FAS 160"). FAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of FAS 141(R). FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC staff issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires the combined use of a balance sheet approach and an income statement approach in evaluating whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. The Company must begin to apply the provisions of SAB 108 no later than its fiscal 2007 annual financial statements. The Company completed its evaluation of the impact of SAB 108 and deemed that it had no material effect on the Company's consolidated results of operations, financial position, or cash flows.

Sarbanes Oxley Compliance

In July 2002, "The Public Company Accounting Reform and Investor Protection Act of 2002" (the "Sarbanes-Oxley Act") was enacted. Section 404 of the Sarbanes-Oxley Act stipulates that public companies must take responsibility for maintaining an effective system of internal control. The Sarbanes-Oxley Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attestation report from their independent registered public accounting firm about management's report. The Sarbanes-Oxley Act requires most public companies (large accelerated and accelerated filers) to report on their internal controls over financial reporting for years ending on or after November 15, 2004. Other public companies (non-accelerated filers) must begin to comply with the new requirements which include a report on the effectiveness related to internal control over financial reporting for their first year ending on or after December 15, 2007 and must file an auditor's attestation report on internal controls over financial reporting in their annual reports in the first annual report for a fiscal year ending on or after December 15, 2009. The Company is a non-accelerated filer and expects to be able to comply with these filing requirements.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

                                                      December 31,       December 31,
                                                     --------------     -------------
                                                          2007              2006
                                                     --------------     -------------
     Prepaid expenses                                     $ 236,723         $ 318,445
     Refundable deposits with suppliers                     502,235            87,267
                                                     --------------     -------------
     Prepaid expenses and other current assets            $ 738,958         $ 405,712
                                                     ==============     =============

NOTE 4 - PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following:

                                                       December 31,      December 31,
                                                     --------------     -------------
                                                           2007              2006
                                                     --------------     -------------
     Office equipment                                    $  526,941        $  393,461
     Furniture & fixtures                                    61,864            61,864
     Leasehold improvements                                  67,368            67,368
                                                      -------------      ------------
                                                            656,173           522,693

     Less: Accumulated depreciation                        (528,625)         (430,478)
                                                      -------------      ------------

     Property and equipment, net                         $  127,548        $   92,215
                                                      =============      ============

Depreciation expense for the years ended December 31, 2007 and 2006 was $105,011 and $81,671, respectively.

NOTE 5 - ACQUISITIONS

On January 3, 2007, pursuant to the terms of an Acquisition Agreement, Online Vacation Center Holdings Corp. purchased and acquired all of the issued and outstanding ownership interests of La Tours, a Houston, Texas travel agency, operating as West University Travel, for $550,000, subject to adjustment as defined by the Acquisition Agreement, $250,000 in cash payable upon closing and $300,000, payable in $100,000 annual installments, subject to adjustment as defined by the Acquisition Agreement, commencing on January 2, 2008. Additionally, the owners of La Tours received 50,000 restricted shares of the Company's common stock which are subject to a lock-up agreement.

On January 5, 2007, pursuant to the terms of an Acquisition Agreement, Online Vacation Center Holdings Corp. purchased and acquired all of the issued and outstanding ownership interests of Dunhill Vacations, a Fort Lauderdale, Florida, publisher of a leading vacation values newsletter, Dunhill Vacation News, for $250,000, in cash payable upon closing and 50,000 restricted shares of the Company's common stock.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 19, 2007, pursuant to the terms of an Acquisition Agreement, Online Vacation Center Holdings Corp. purchased certain assets of SmartTraveler.com, Inc., a Royal Palm Beach, Florida, home-based travel seller, for $125,000, in cash payable upon closing and 125,000 restricted shares of the Company's common stock which are subject to a lock-up agreement.

On May 18, 2007, pursuant to the terms of an Acquisition Agreement, Online Vacation Center Holdings Corp. acquired all of the issued and outstanding ownership interests of Tone and Travel, , the licensed, travel management company of Curves International, Inc. operating as Curves Travel, for $225,000 in cash, subject to future adjustment as defined by the Acquisition Agreement, payable upon closing.

In conjunction with these acquisitions (collectively the "2007 Acquisitions"), the cash paid in excess of the net of cash acquired, was $1,116,713. Additionally the Company issued 225,000 shares of its common stock and issued notes aggregating $300,000. The consideration had been allocated to assets and liabilities, including separate identifiable intangible assets based on independent third party valuations and internal assessments with approximately $982,563 allocated to goodwill.

During the latter half of 2006, Online Vacation Center Holdings Corp. acquired Phoenix, Thoroughbred, and La Fern (collectively the "2006 Acquisitions"). In conjunction with the 2006 Acquisitions, the cash paid in excess of the net of cash acquired, was $405,795. Additionally the Company issued 1,450,000 shares of its common stock and issued convertible notes, at the election of the holders, aggregating $452,720, as adjusted. The consideration had been allocated to assets and liabilities, including separate identifiable intangible assets based on independent third party valuations and internal assessments with approximately $1,942,495 initially allocated to goodwill.

The operations of the 2007 Acquisitions and 2006 Acquisitions have been included in the Company's consolidated results since their respective dates of acquisition.

NOTE 6 - INTANGIBLE ASSETS, NET

During 2002, Online Vacation Center, Inc. purchased the rights to the Renaissance Cruises name and customer database. Online Vacation Center, Inc. also registered two trade names and marks for Online Vacation Center, Inc. Costs of $56,643 were capitalized and are being amortized over the expected 15-year useful lives of the trademarks.

A third-party company was hired to prepare a valuation to assist management of the Company in its allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of the 2006 Acquisitions' and 2007 Acquisitions' respective intangible assets. The fair value related to the intangible assets acquired pertaining to the 2006 Acquisitions, exclusive of discontinued operations, and 2007 Acquisitions were $119,000 and $932,080, respectively and were capitalized and amortized over their expected useful lives, ranging from 1 to 15 years.

The Company conducted its annual test for impairment during the fourth quarter of 2007. The results of the impairment tests indicated that the intangibles were not impaired.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consist of the following:

                                                                              December 31,          December 31,
                                                                                 2007                  2006
                                                                             ------------           -----------
                  Trade names                                                $    289,753             $  46,643
                  Customer contracts and backlog                                    9,000                 9,000
                  Customer lists and relationships                                870,693               120,000
                                                                             ------------            ----------
                                                                                1,169,276               175,643

                  Less: Accumulated amortization                                 (180,810)              (22,855)
                                                                             ------------            ----------
                  Intangible assets, net                                     $    988,466             $ 152,788
                                                                             ============            ==========

Amortization expense, exclusive of discontinued operations, for the years ended December 31, 2007 and 2006 was $157,955 and $10,526, respectively. The estimated aggregate amortization expense for the next five years and thereafter is as follows:

                                                        Estimated Annual
                         Year                         Amortization Expense
                         ----                         --------------------
                         2008                             $ 188,615
                         2009                               178,723
                         2010                               177,362
                         2011                               148,753
                         2012 and thereafter                295,013

NOTE 7 - DISCONTINUED OPERATIONS

In November 2007, the Company's Board of Directors granted the Company the authority to sell Phoenix, a publishing company acquired in 2006. The sale is anticipated to be completed within one year of the Board of Director's authorization date and Phoenix has been accounted for as discontinued operations. The results of operations and cash flows of Phoenix has been removed from the results of continuing operations and the assets and liabilities of Phoenix have been classified as available for sale, for all periods presented. The operating results of Phoenix since its date of acquisition, August 31, 2006, are classified as discontinued operations and summarized below. The Company is actively marketing the sale of Phoenix, however, no formal offers have been received from any prospective purchasers.

                                                      2007             2006
                                                  -------------    -----------

     Revenues                                     $   1,681,083    $   897,506

     Income (loss) before income taxes            $    (227,242)   $    16,599
     Income tax provision(benefit)                      (79,383)         6,404
                                                  -------------    -----------
     Income (loss) from discontinued operations   $    (147,859)   $    10,195
                                                  =============    ===========

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of discontinued operations have been reclassified and are segregated in the consolidated balance sheets. Assets and liabilities of the discontinued business as of December 31 2007 and 2006 are summarized as follows:

                                                        December 31,
                                                  ------------------------
                                                     2007          2006
                                                  -----------   ----------

    Accounts receivable                            $  501,992   $  295,154
    Deposits and prepaid items                          2,096        1,959
                                                   ----------   ----------
      Total current assets held for sale           $  504,088   $  297,113
                                                   ==========   ==========

    Intangible assets, net                         $  783,244   $  915,061
    Goodwill                                        1,126,030    1,126,030
                                                   ----------   ----------
      Total long lived assets held for sale        $1,909,274   $2,041,091
                                                   ==========   ==========

    Accounts payable and accrued liabilities       $  359,182   $  112,840
    Deferred revenue                                  183,500      120,000
                                                   ----------   ----------
      Total current liabilities available
        for sale                                   $  542,682   $  232,840
                                                   ==========   ==========

    Non current deferred income taxes payable      $  302,176   $  353,031
                                                   ----------   ----------
      Non current liabilities available for sale   $  302,176   $  353,031
                                                   ==========   ==========

NOTE 8 - GOODWILL

The Company initially recorded $816,465 in conjunction with its 2006 Acquisitions, exclusive of its discontinued operations, and $982,563 in conjunction with its 2007 Acquisitions. The goodwill associated with 2006 Acquisitions was subsequently reduced in 2007 by $44,749 due to the completion of an audit in 2007 of La Fern resulting in reductions of purchase price and related beneficial conversion feature of the debt issued and a reduction of deferred tax liabilities associated with the Thoroughbred Travel LLC acquisition. During the fourth quarter of 2007, the Company tested the carrying value of goodwill for impairment. The results of the tests indicated that the carrying value of the goodwill was not impaired.

Changes to the carrying amounts of consolidated goodwill are as follows:

              Balance at December 31, 2006                      $   816,465
              Adjustments                                           (44,749)
              Acquisitions                                          982,563
                                                                -----------
              Balance at December 31, 2007                      $ 1,754,279
                                                                ===========

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                              December 31,       December 31,
                                                  2007               2006
                                              ------------      -------------
     Accounts payable                           $ 445,985       $     408,796
     Accrued compensation                         356,750             878,870
     Accrued professional fees                    154,932             110,922
     Other accrued expenses                        22,411              19,191
                                              -----------       -------------
        Total                                   $ 980,078       $   1,417,779
                                              ===========       =============

NOTE 10 - DEFERRED REVENUES

Deferred revenue consists of sales commission received from vacation travel suppliers net of cancellations, administrative fees received from passengers in advance of passenger travel dates and amounts invoiced for publishing advertising to be contained in future publications. The advance sales commission, administrative fees and publishing advertising revenue is considered unearned revenue and recorded as deferred revenue in the accompanying consolidated balance sheets. Deferred revenue is recognized on the accompanying consolidated financial statements when the passenger travel occurs or the publication is distributed. At December 31, 2007 and December 31, 2006, deferred revenues were $2,384,720 and $1,964,266, respectively. Balances at December 31, 2006 have been reclassified to conform to this presentation.

NOTE 11 - DEBT

The debt components consist of the following:

                                                             December 31,           December 31,
                                                                 2007                   2006
                                                             ------------           ------------
     Convertible Note - Thoroughbred Travel, LLC              $        0             $  125,000
     Convertible Note - La Fern, Inc.                            327,720                375,000
     Convertible Note - La Tours and Cruses, Inc.                300,000                      -
                                                             -----------            -----------
                                                                 627,720                500,000
     Less: Unamortized discount                                   17,960                      0
     Less: Current portion-net of unamortized discount of
                $34 at December 31, 2007                         427,686                125,000
                                                             -----------            -----------
                                                              $  182,074             $  375,000
                                                             ===========            ===========

As discussed in Note 5, in conjunction with its acquisition of Thoroughbred, the Company issued a Convertible Note to the former owner of Thoroughbred in the amount of $125,000 bearing interest at 5% per annum with accrued interest and principal payable on September 25, 2007; the Note could be paid in advance by the Company upon 30 days notice. The Note was convertible, at the election of Thoroughbred prior to the earlier of prepayment or maturity, into 62,500 shares of the Company's common stock at a conversion price equal to $2.00 per share. The Note was paid in full on September 25, 2007.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 5, in conjunction with its acquisition of La Fern, the Company issued a Convertible Note to the former owner of La Fern, in the amount of $375,000, subject to adjustment based upon the results of an audit of the financial statements of La Fern as of the acquisition, date due October 1, 2008 bearing interest at 6% per annum with interest payable semi-annually commencing on April 1, 2007 and may not be prepaid by the Company. As a result of the audit, concluded in 2007, the Note amount was adjusted to $327,720. The Note is convertible, at the election of La Fern prior to maturity, into 163,860 shares of the Company's common stock at a conversion price equal to $2.00 per share. La Fern had not converted the Note as of December 31, 2007.

As discussed in Note 5, in conjunction with its acquisition of La Tours,the Company agreed to pay $300,000 to the former owners of La Tours in three $100,000 annual installments, subject to adjustment as defined by the Acquisition Agreement, commencing on January 2, 2008. The series of three annual installments of $100,000 has been discounted, using the Company's estimated incremental borrowing rate of 6.5% and the aggregate related unamortized imputed interest of $17,960 as of December 31, 2007 has been offset against the face value of the debt and a corresponding reduction of purchase price consideration.

Interest expense for the years ended December 31, 2007 and 2006 respectively was $43,757 and $55,734 respectively.

NOTE 12 - INCOME TAXES

The provision for income taxes from continuing operations for the years ended December 31, 2007 and 2006 consist of the following:

                                            December 31,
                                       ----------------------
                                         2007         2006
                                       ---------    ---------
     Current:
         Federal                       $  (7,211)   $ (46,950)
         State                             1,864           --
                                       ---------    ---------
                                          (5,347)     (46,950)
                                       ---------    ---------
     Deferred:
         Federal                       $ 118,974    $ 297,755
         State                            19,784       49,512
                                       ---------    ---------
                                         138,758      347,267
                                       ---------    ---------
     Provision for income taxes, net   $ 133,411    $ 300,317
                                       =========    =========

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                                                           December 31,
                                                 -------------------------------
                                                    2007                  2006
                                                 ----------             --------

     Statutory federal income tax rate              35.0 %                35.0%
     State income taxes                              3.6                   6.0
     Gain on sale of cigar assets                    0.0                   4.5
     Tax effect of non-deductible items             18.1                   3.4
     Other                                           0.8                   8.0
                                                 ----------             --------
     Effective tax rate                             55.9 %                56.9%
                                                 ==========             ========

The tax effect of non-deductible items in 2007 include $71,811 of stock compensation expense related to incentive stock options and $18,148 of imputed interest expense related to the La Tours acquisition debt. Other includes tax rate differentials and the true-up of permanent tax differences from prior periods. The gain on sale of cigar assets is the result of the transaction wherein the Company distributed the assets relating to the cigar business to a former director and majority shareholder in exchange for 2.7 million shares of stock. The Company recognized a gain on each asset distributed based upon the difference between the fair market value and the Company's adjusted basis in each asset at the time of closing.

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

                               December 31,     December 31,
                                  2007             2006
                               -----------      ------------

Net operating loss carry-
 forwards and AMT tax credit    $ 430,328         $ 467,969
Depreciation and amortization     (49,635)          (24,495)
Accruals and other                 52,289           256,195
                                ---------         ---------
  Deferred income tax asset     $ 432,982         $ 699,669
                                =========         =========

The net deferred tax assets are comprised of the following:

                                 December 31,   December 31,
                                     2007          2006
                                 -----------    -----------

Current                           $   1,665      $ 248,455
Non-current                         431,317        451,214
                                  ---------      ---------

Net deferred income tax asset     $ 432,982      $ 699,669
                                  =========      =========

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has federal net operating loss carry forwards totaling $1,101,509 which will expire in 2017.

NOTE 13 - STOCK BASED COMPENSATION

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

On March 16, 2006, 1,860,000 stock options were granted to management and directors under the Plan. All options have a five-year life and an exercise price of $1.27. On October 3, 2006, in conjunction with acquisition of La Fern, 10,000 stock options were granted to a principal of La Fern as part of his employment agreement with the Company under the Plan. The options have a five year life and an exercise price of $1.95. During 2007, 350,000 stock options were granted to an officer and key employees under the Plan. All options have a five year life and exercise prices ranging from $1.76 to $3.02.

A summary of the activity in the Company's Plan for the period of January 1, 2006 through December 31, 2007 is presented below; no options were granted under the Plan prior to March 16, 2006:

                                                                       Weighted Average
                                                             Shares     Exercise Price
                                                          -----------   --------------
     Options outstanding as of January 1, 2006                      -        $  0.00
     Granted                                                1,870,000           1.28
     Canceled/Forfeited                                             -           0.00
     Exercised                                                      -           0.00
                                                          -----------        -------
     Options outstanding at December 31, 2006               1,870,000        $  1.28
     Granted                                                  350,000           2.13
     Canceled/Forfeited                                        (5,000)          2.91
     Exercised                                                      -           0.00
                                                         ------------        -------
     Options outstanding at December 31, 2007               2,215,000        $  1.41
                                                         ============        =======

The weighted fair value of options granted during 2006 was $0.17 with the following assumptions: average expected life between 2.5 and 3.5 years, depending on the option vesting; 4.44% interest rate; 40% volatility; 5% forfeiture rate. The weighted fair value of options granted during 2007 was $0.64 with the following assumptions: average expected life of 3.5 years; 4.01% average interest rate; 42.87% volatility; 5% forfeiture rate. Compensation cost recognized for the years ended December 31, 2007 and 2006 was $184,450 and $147,430, respectively.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007 there was approximately $186,640 of total stock-based compensation expense not yet recognized relating to non-vested awards granted under the Company's option plan as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately six months. The number of non-exercisable shares was 1,815,000 shares of common stock at December 31, 2007. At December 31, 2007, 400,000 shares of common stock at $1.27 per share were exercisable.

For the years ended December 31, 2007 and 2006, 11,200 and 7,000 restricted shares, respectively, were granted to employees and directors under the Plan. Compensation expense related to the grant of restricted shares for the years ended December 31, 2007 and 2006 was $18,520 and $5,950, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

Effective October 2005, Online Vacation Center Holdings, Inc. engaged a consultant who now serves as the Company's Chairman. In consideration for such services, the consultant received a monthly fee of $10,000. The consultant and Company, by mutual accord, terminated the consulting services as of September 30, 2007. During 2007 and 2006, this consultant received $90,000 and $120,000, respectively, in consulting fees.

NOTE 15 - COMMITMENTS AND CONTIGENCIES

Lease Commitments
-----------------

Online Vacation Center Holdings Corp. has entered into a lease for approximately 10,000 square feet of corporate office space in Plantation, Florida. Total monthly lease payments, which include a proportionate share of building operating expenses, are $17,767 through June 2008; the termination date of the lease. The Company and landlord are currently in the process of negotiating a lease extension. Additionally, the rent expense for the years ended December 31, 2007 and 2006 was $241,651 and $197,322, respectively.

Executive Employment Agreements
-------------------------------

On March 16, 2006, the Company entered into an executive employment agreement with its President and Chief Executive Officer. The Company will pay an initial annual base salary of $300,000, payable bi-weekly. The base salary is subject to annual automatic incremental increases of the greater of the percentage increase in the consumer price index or 6% of the previous year's base salary. In addition, the Company issued incentive stock options to purchase 300,000 shares of common stock and nonqualified stock options to purchase 200,000 shares of common stock which are exercisable at 150% of the fair market value of the Company's common stock as of the effective date of the share exchange ($1.27). All of the nonqualified stock options and incentive stock options to purchase 100,000 shares vested immediately. Incentive stock options to purchase 100,000 shares of common stock vested on March 15, 2007 and the remaining 100,000 incentive stock options vest on March 15, 2008. All of the options were issued under the 2005 Management and Director Equity Incentive and Compensation Plan.

On August 31, 2006, in conjunction with the acquisition of Phoenix, the Company entered into an employment agreement with the president of Phoenix to continue serving in such capacity. The Company will pay a base salary of $202,000 per annum commencing on September 1, 2006 and increasing by 4% per annum until

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009, the termination date of the Agreement. In addition, the president may also be entitled to a retention bonus, as defined, a bonus in conjunction with the closing of certain acquisition prospects, as defined, and a bonus in conjunction with Phoenix achieving certain profitability thresholds as defined.

Other Contract Obligations
--------------------------

During the course of business, the Company has entered into contracts for internet, telephone and other related expenses.

At December 31, 2007, the Company had the following future minimum obligations, inclusive of discontinued operations, for rental lease commitments, employment agreements and other contractual obligations as follows:

                  Year                                      Amount
                  ----                                   -----------
                  2008                                   $ 1,239,164
                  2009                                       696,405
                  2010                                       430,784
                  2011 and thereafter                              -
                                                         -----------
                                                         $ 2,366,353
                                                         ===========

Benefit Plan
------------

The Company participates in a multi-employer 401 (k) Plan managed by a professional employer organization the Company retains for administering payroll and employee benefits programs. Contributions to the Plan are at the discretion of the Company's board of directors. No contributions were approved as of December 31, 2007.

Asserted Claims
---------------

On November 15, 2007, the Company was notified that it was being sued in a putative class action lawsuit in the United States District Court for the Southern District of Florida (Joseph Kay v Online Vacation Center Holdings Corp., et al., Case No. 07-61619). The plaintiff claims that the Company violated the Fair and Accurate Credit Transactions Act. The plaintiff seeks class action status to represent all consumers of the Registrant since December 4, 2006. The Company intends to defend the lawsuit vigorously.

Additionally, the Company is involved from time to time in various legal claims and actions arising in the ordinary course of business. While from time to time claims are asserted that may make demands for sums of money, the Company does not believe that the resolution of any of these matters, either individually or in the aggregate, will materially affect its financial position, cash flows or the results of its operations.

Regulatory Matters
------------------

The Company believes it is in compliance with all federal regulatory requirements, including the CAN-SPAM Act of 2003 which regulates commercial

                      ONLINE VACATION CENTER HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

electronic mail on a nationwide basis. The Company adheres to the law by properly representing the nature of its commercial email messages, not tampering with source and transmission information and obtaining email addresses through lawful means.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

This table summarizes the unaudited results of operations for each quarter of 2007 and 2006:

                                                      1st Quarter    2nd Quarter       3rd Quarter      4th Quarter
                                                      -----------    -----------       -----------      -----------
     For the year ended December 31, 2007:
     Continuing operations:
        Net revenues                                 $ 2,260,568     $ 1,966,578      $  1,812,478      $ 3,284,762
        Operating income/(loss)                           44,383        (304,693)         (429,355)         943,769
        Income/(loss) from continuing
         operations                                       19,411        (200,708)         (270,537)         557,072

     Discontinued operations:
        Net revenues                                 $   417,185     $    59,533      $    198,758      $ 1,005,607
        Operating income/(loss)                         (141,699)       (140,094)         (112,004)         165,124
        Income/(loss) from discontinued
         operations                                      (86,600)        (85,923)          (68,750)          93,415

     Net income/(loss)                               $   (67,189)    $  (286,631)     $   (339,287)     $   650,487

     Net earnings/(loss) per share - basic:
         Continuing operations                       $      0.00     $     (0.02)     $      (0.02)     $      0.05
         Discontinued operations                     $     (0.01)    $     (0.01)     $       0.00      $      0.01
         Net income/(loss)                           $     (0.01)    $     (0.03)     $      (0.02)     $      0.06

     Net earnings/(loss) per share - diluted:
         Continuing operations                       $      0.00     $     (0.02)     $      (0.02)     $      0.05
         Discontinued operations                     $     (0.01)    $     (0.01)     $       0.00      $      0.01
         Net income/(loss)                           $     (0.01)    $     (0.03)     $      (0.02)     $      0.06

     For the year ended December 31, 2006:
     Continuing operations:
        Net revenues                                 $ 2,022,901     $ 1,805,377      $  1,079,213      $ 1,980,364
        Operating income/(loss)                          438,370         306,703          (334,343)         100,475
        Income/(loss) from continuing
         operations                                      220,408         143,162          (156,173)          20,260

     Discontinued operations:
        Net revenues                                 $         0     $         0      $    180,935      $   716,571
        Operating income/(loss)                                0               0           (12,359)          28,804
        Income/(loss) from discontinued
         operations                                            0               0            (7,554)          17,750

     Net income/(loss)                               $   220,408     $   143,162      $   (163,727)     $    38,010

     Net earnings/(loss) per share - basic:
         Continuing operations                       $      0.01     $      0.01      $      (0.01)     $      0.00
         Discontinued operations                     $      0.00     $      0.00      $       0.00      $      0.00
         Net income/(loss)                           $      0.01     $      0.01      $      (0.01)     $      0.00

     Net earnings/(loss) per share - diluted:
         Continuing operations                       $      0.01     $      0.01      $      (0.01)     $      0.00
         Discontinued operations                     $      0.00     $      0.00      $       0.00      $      0.00
         Net income/(loss)                           $      0.01     $      0.01      $      (0.01)     $      0.00

NOTE 17- SUBSEQUENT EVENT

On March 20, 2008, the United States District Court for the Southern District of Florida dismissed with prejudice the lawsuit Joseph Kay v Online Vacation Center Holdings Corp., et al., Case No. 07-61619.