Form 10-Q
period 2008-03-31
ONLINE VACATION CENTER HOLDINGS CORP
filed 2008-05-13
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008
                                       or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


             For the transition period from ___________ to ____________


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

Yes [X]  No [  ]

         Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                          Accelerated filer [ ]
Non-accelerated filer   [ ] (Do not check if a smaller reporting company)
Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).                                  [ ] Yes  [X] No

At May 2, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value was 17,252,777.

                                                                                                   PAGE
                                                                                                   ----
Part I.            Financial Information
-------            ---------------------
Item 1             Financial Statements (Unaudited)
                   Condensed Consolidated Balance Sheets                                             3
                   Condensed Consolidated Statements of Operations                                   4
                   Condensed Consolidated Statements of Cash Flows                                   5
                   Notes to Consolidated Financial Statements                                        6
Item 2             Management's Discussion and Analysis of Financial Condition
                      and Results of Operation                                                       15
Item 4T.           Controls and Procedures                                                           20

Part II            Other Information
-------            -----------------
Item 1             Legal Proceedings                                                                 21
Item 2             Unregistered Sales of Equity Securities and Use of Proceeds                       21
Item 3             Default upon Senior Notes                                                         21
Item 4             Submission of Matters to a Vote of Securities Holders                             21
Item 5             Other Information                                                                 21
Item 6             Exhibits                                                                          22
                   Exhibit 31.1 - Certification
                   Exhibit 31.2 - Certification
                   Exhibit 32.1 - Certification
                   Exhibit 32.2 - Certification

Part I.  Financial Information
-------  ---------------------

                      ONLINE VACATION CENTER HOLDINGS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        March 31,           December 31,
                                                                          2008                  2007
                                                                     --------------        -------------
                                                                      (Unaudited)            (Audited)
                           ASSETS

CURRENT ASSETS
Cash and cash equivalents                                              $ 1,090,148           $ 1,189,042
Accounts receivable, net                                                   922,360             1,053,556
Deposits and prepaid items                                                 859,363               738,958
Deferred tax asset, net                                                      1,662                 1,665
Current assets held for sale                                                    --               504,088
                                                                       -----------           -----------
Total Current Assets                                                     2,873,533             3,487,309

Restricted cash                                                            351,135               351,243
Property and equipment, net                                                119,213               127,548
Deferred tax asset, net                                                    545,533               431,317
Intangible assets, net                                                   1,037,835               988,466
Goodwill                                                                 1,754,279             1,754,279
Other assets                                                                77,441                    --
Long lived assets held for sale                                                 --             1,909,274
                                                                       -----------           -----------
Total Assets                                                           $ 6,758,969           $ 9,049,436
                                                                       ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                               $ 1,246,046           $   980,078
Deferred revenue                                                         2,403,874             2,384,720
Notes payable, current portion                                             423,127               427,686
Current liabilities held for sale                                               --               542,682
                                                                       -----------           -----------
Total Current Liabilities                                                4,073,047             4,335,166

Notes payable                                                               89,625               182,074

Non current liabilities available for sale                                      --               302,176
                                                                       -----------           -----------
Total Liabilities                                                        4,162,672             4,819,416
                                                                       -----------           -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding                               --                    --
Common stock, 80,000,000 shares authorized at
$.0001 par value; 17,252,777 and 18,492,977 shares
issued and outstanding                                                       1,725                 1,849
Additional paid-in capital                                               4,291,400             5,628,318
Accumulated deficit                                                     (1,696,828)           (1,400,147)
                                                                       -----------           -----------
Total Stockholders' Equity                                               2,596,297             4,230,020
                                                                       -----------           -----------

Total Liabilities and Stockholders' Equity                             $ 6,758,969           $ 9,049,436
                                                                       ===========           ===========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                               For the Three Months Ended March 31,
                                                                                      2008              2007
                                                                               ---------------     ----------------
NET REVENUES                                                                      $  2,255,824        $  2,260,568

OPERATING EXPENSES:
 Selling and marketing                                                                 987,899             877,214
 General and administrative                                                          1,416,182           1,287,910
 Depreciation and amortization                                                          87,098              51,061
                                                                                  ------------        ------------

OPERATING INCOME (LOSS)                                                               (235,355)             44,383

Interest income (expense), net                                                         (18,694)              4,778
                                                                                  ------------        ------------

Income (loss) from continuing operations before provision
 (benefit) for income taxes                                                           (254,049)             49,161

Provision (benefit) for income taxes                                                   (76,642)             29,750
                                                                                  ------------        ------------

Income (loss) from continuing operations                                              (177,407)             19,411

DISCONTINUED OPERATIONS:

Loss from discontinued operations of Phoenix
 International Publishing, LLC, net of tax                                            (119,274)            (86,600)
                                                                                  ------------        ------------

NET LOSS                                                                          $   (296,681)       $    (67,189)
                                                                                  ============        ============

EARNINGS PER SHARE - Basic
 (Loss) from continuing operations                                                $      (0.01)       $       0.00
 (Loss) from discontinued operations                                              $      (0.01)       $      (0.00)
                                                                                  ------------        ------------
 Net (Loss)                                                                       $      (0.02)       $      (0.00)
                                                                                  ============        ============

Weighted average shares outstanding - Basic                                         18,496,845          18,456,366
                                                                                  ============        ============

EARNINGS PER SHARE - Diluted
 (Loss) from continuing operations                                                $      (0.01)       $       0.00
 (Loss) from discontinued operations                                              $      (0.01)       $      (0.00)
                                                                                  ------------        ------------
 Net (Loss)                                                                       $      (0.02)       $      (0.00)
                                                                                  ============        ============

Weighted average shares outstanding - Diluted                                       18,496,845          19,272,670
                                                                                  ============        ============





The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Three Months Ended
                                                                                ---------------------------------
                                                                                    March 31,          March 31,
                                                                                      2008                2007
                                                                                --------------        -----------
Cash flows from continuing operating activities:
 Net loss                                                                         $  (296,681)        $   (67,189)
   Loss from discontinued operations, net of tax                                     (119,274)            (86,600)
                                                                                  -----------         -----------
   Income (loss) from continuing operations                                          (177,407)             19,411
 Adjustments to reconcile to net cash inflow from operating activities:
   Depreciation and amortization                                                       87,098              51,061
   Stock based compensation expense                                                    69,208              62,080
   Imputed interest expense                                                            16,490               4,464
   Deferred income tax benefit                                                       (114,214)            (11,933)
 Decrease in accounts receivable                                                      131,196             119,900
 Increase in deposits and prepaid items                                              (111,344)           (152,232)
 Increase in accounts payable and accrued liabilities                                 265,968              61,326
 Increase in deferred revenue                                                          19,154              51,302
                                                                                  -----------         -----------
Net cash provided by operating activities                                             186,149             205,379
                                                                                  -----------         -----------

Cash flows from continuing investing activites:
 Capital expenditures                                                                 (24,502)            (27,377)
 Increase in intangible assets                                                       (103,629)                 --
 Decrease in restricted cash                                                              108                  --
 Increase in receivable upon disposition of discontinued operation                   (100,000)                 --
 Cash paid upon disposition of discontinued operation                                  (4,932)                 --
 Cash paid for acquisition in excess of cash received                                      --            (858,133)
                                                                                  -----------         -----------
Cash used in investing activities                                                    (232,955)           (885,510)
                                                                                  -----------         -----------

Cash flows from continuing financing activites:
 Repayment of note payable                                                           (100,000)                 --
                                                                                  -----------         -----------
Cash used in financing activities                                                    (100,000)                 --
                                                                                  -----------         -----------

Discontinued Operations
 Cash provided by operating activities                                                 47,912              75,350
                                                                                  -----------         -----------
Cash provided by discontinued operations                                               47,912              75,350
                                                                                  -----------         -----------

Decrease in cash during the period                                                    (98,894)           (604,781)

Cash at the beginning of the period                                                 1,189,042           2,658,885
                                                                                  -----------         -----------

Cash at the end of the period                                                     $ 1,090,148         $ 2,054,104
                                                                                  ===========         ===========

Supplemental information:
 Cash paid for interest                                                           $        --         $     1,534
                                                                                  ===========         ===========
 Cash paid for taxes                                                              $     1,136         $        --
                                                                                  ===========         ===========
 Common stock issued in conjunction with acquisitions                             $        --         $   337,500
                                                                                  ===========         ===========
 Net debt issued in conjunction with acquisitions                                 $        --         $   210,946
                                                                                  ===========         ===========
 Common stock received in conjunction with disposition of
  discontinued operation                                                          $ 1,406,250         $        --
                                                                                  ===========         ===========
 Reduction in fair value of conversion feature of debt                            $        --         $    11,187
                                                                                  ===========         ===========

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Online Vacation Center Holdings Corp., (the "Company"), and the notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, and filed with the Securities and Exchange Commission on March 28, 2008. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

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

2. DISPOSITION

In November 2007, the Company's Board of Directors granted the Company the authority to sell Phoenix International Publishing LLC ("Phoenix"), a publisher of consumer magazines and guides about travel to the U.S. and Canada. On March 31, 2008, the Company completed the sale of Phoenix to Simon Todd ("Mr. Todd"), pursuant to the terms of an acquisition agreement ("Acquisition Agreement"), dated March 31, 2008, by and among the Company, Phoenix, and Mr. Todd. Pursuant to the Acquisition Agreement, the Company received 1,250,000 shares of the Company's common stock from Mr. Todd at closing. The Acquisition Agreement provides for, among other matters, contingent consideration from Mr. Todd in the event that certain thresholds of profitability, as defined, are attained within three years from the date of disposition or sale of Phoenix by Mr. Todd to a third party for an amount in excess of a defined amount for a period of three years from March 31, 2008. The amount of contingent consideration, if any, can not be determined as the likelihood of such future events giving rise to such contingent consideration can not be ascertained nor the effects estimated. Upon execution of the Acquisition Agreement, Mr. Todd resigned as Vice President of the Company. Prior to the acquisition of Phoenix by the Company, Mr. Todd was

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

the owner, sole member, and President of Phoenix. The Company acquired Phoenix from Mr. Todd on August 31, 2006 for 1,450,000 shares of the Company's common stock.

The Company recorded the sale of Phoenix at its fair value, as defined by Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("FAS 157") and Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"). APB 29 states, "If neither the fair value of a nonmonetary asset transferred nor the fair value of a nonmonetary asset received in exchange is determined within reasonable limits, the recorded amount of the nonmonetary asset transferred from the enterprise may be the only available measure of the transaction". The Company could not determine fair value of either the asset transferred (Phoenix) or the asset received (shares of the Company's common stock), and therefore recorded cost was used to record the sale and a loss of $58,382 was recognized.

In order to value the disposition, the Company reviewed the valuation techniques listed in FAS 157, paragraph 18: market approach, income approach, and cost approach. The Company also reviewed the different levels of inputs to valuation techniques as defined in FAS 157, paragraphs 22 through 30. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets. Level 2 inputs are quoted prices for identical or similar assets in markets that are not active, that is, markets in which there are few transactions for the asset, the prices are not current, or price quotations vary substantially either over time or among market makers. Adjustments to Level 2 inputs will vary depending on factors specific to the asset. Those factors include the volume and level of activity in the markets within which the inputs are observed. An adjustment that is significant to the fair value measurement in its entirety might render the measurement a Level 3 measurement, depending on the level in the fair value hierarchy within which the inputs used to determine the adjustment fall. Level 3 inputs are unobservable inputs for the asset. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset at the measurement date.

The Company had difficulty with the valuation of Phoenix as it is a unique business: Phoenix has no employees, is operated as a sole proprietorship, and has no tangible assets (the Company's investment in Phoenix was initially allocated to intangible assets and goodwill). Its competitors are dissimilar and would not be representative of Phoenix's value. The Company could not find a Level 1 input as there were no quoted prices in active markets for an identical asset. The Company then looked for Level 2 inputs, however, there were no quoted prices for similar assets in active markets nor identical assets in inactive markets. As stated previously, Phoenix is very different from its competitors and valuing it based on comparable values of other similar businesses was not representative of its value. This negated the market approach and the cost approach as valuation techniques. The Company then attempted to use an income approach by using present value techniques or an expected cash flow approach to value Phoenix. The Company's brief ownership of Phoenix coupled with its poor results during this time (as compared to its history of profitability before the Company's ownership) made this valuation technique a poor measure of Phoenix. Therefore, the Company could not determine within reasonable limits the value of Phoenix.

Paragraph 18 of APB 29 states, "The Board concludes that in general accounting for nonmonetary transactions should be based on the fair values of the assets involved which is the same basis as that used in monetary transactions. Thus,

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss should be recognized on the exchange. The fair value of the asset received should be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered". The Company concluded that the value of the Company's stock was "more clearly evident than the fair value of the asset surrendered", in this case, Phoenix. The Company then tried to value the Company's stock.

At the time of the disposition, the Company's stock rarely traded. It traded eight days out of twenty in the month of March for a total of 9,300 shares. The last trade before the transaction was on March 28th and the next trade was on April 8th. On March 31st, the disposition date, the bid was $0.30 and the ask was $1.05. The Company determined that the stock no longer had an active market and therefore was not a Level 1 input. In reviewing the adjustments needed to determine the stock's value, the Company concluded that the adjustments needed to the price of the stock would be so significant given its lack of market activity and pricing spread that it would render the measurement a Level 3 measurement.

Paragraph C21c of FAS 157 allows a practicability exception to the requirement to measure fair value if fair value is not reasonably determinable. This is further discussed in paragraph 26 of APB 29, "Fair value should be regarded as not determinable within reasonable limits if major uncertainties exist about the realizability of the value that would be assigned to an asset received in a nonmonetary transaction account for at fair value. An exchange involving parties with essentially opposing interests is not considered a prerequisite to determining a fair value of a nonmonetary asset transferred; nor does an exchange insure that a fair value for accounting purposes can be ascertained within reasonable limits. If neither the fair value of a nonmonetary asset transferred nor the fair value of a nonmonetary asset received in exchange is determined within reasonable limits, the recorded amount of the nonmonetary asset transferred from the enterprise may be the only available measure of the transaction". As discussed previously, the Company concluded that the value of its stock was a Level 3 measurement, an unobservable input. In determining what value should be given to this input, the Company concluded that it could not determine the value within reasonable limits. Accordingly, the Company concluded that the sale of Phoenix would be recorded using the asset's recorded value.

For tax purposes, the transaction was treated as split-off with no resulting tax consequences. The Company retired the 1,250,000 shares of its common stock received as of March 31, 2008.

The results of operations and cash flows of Phoenix has been removed from the results of continuing operations and have been accounted for as discontinued operations.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                          For the three months ended March 31:
                                               2008                  2007
                                           ------------          -----------
     Revenues                                $ 107,569            $  417,185

     Loss before income taxes                $  98,503            $  140,997
     Loss on sale of Phoenix                    58,382                    --
     Income tax benefit                         37,611                54,397
                                             ----------           ----------
     Loss from discontinued operations       $ 119,274            $   86,600
                                             ==========           ==========

     The assets and liabilities of discontinued business have been reclassified and are segregated in the consolidated balance sheet of December 31, 2007 as summarized as follows:

                                                             December 31, 2007
                                                             -----------------
     Accounts receivable                                        $   501,992
     Deposits and prepaid items                                       2,096
                                                                -----------
         Total current assets held for sale                     $   504,088
                                                                ===========

     Intangible assets, net                                     $   783,244
     Goodwill                                                     1,126,030
                                                                -----------
         Total long lived assets held for sale                  $ 1,909,274
                                                                ===========

     Accounts payable and accrued liabilities                   $   359,182
     Deferred revenue                                               183,500
                                                                -----------
         Total current liabilities available for sale           $   542,682
                                                                ===========

     Non current deferred income taxes payable                  $   302,176
                                                                -----------
        Non current liabilities available for sale              $   302,176
                                                                ===========

In conjunction with the Acquisition Agreement, Phoenix is obligated to pay its pre-disposition intercompany debt balance to the Company of $100,000 in forty consecutive monthly payments of $2,500 commencing on October 1, 2008. The series of forty monthly payments of $2,500 has been discounted, using the Company's estimated incremental borrowing rate of 6.5% and the aggregate related unamortized imputed interest of $13,498 as of March 31, 2008 has been offset against the face value of the receivable and a corresponding interest expense recorded. The current portion of this receivable from Phoenix, $9,061, has been classified as deposits and prepaid items and the remaining balance of $77,441 as other assets as of March 31, 2008.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, ("FAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 as of January 1, 2008 did not have a material impact on the Company's financial position, results of operations or cash flows except as discussed in Note 2.

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

Fair Value Option of Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("FAS 159"). This Standard provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Upon adoption of this Statement, the Company did not elect the FAS 159 option for its existing financial assets and liabilities and therefore adoption of SFAS 159 did not have any impact on its consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, ( "FAS 141(R) "). This Standard establishes principles and requirements for how an acquirer in a business combination:

     o Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree
     o Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and
     o Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

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

Noncontrolling Interest in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51, ("FAS 160"). This Standard amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of FAS 141(R). FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.

Accounting for Collaborative Arrangements

In December 2007, the Emerging Issues Task Force ("EITF") met and ratified EITF No.07-01, Accounting for Collaborative Arrangements, in order to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This EITF is effective for financial statements issued for fiscal years beginning after December15, 2008, and interim periods within those fiscal years. This EITF is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently assessing the impact of this EITF to our consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of the Useful Life of Intangible Assets,", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FAS 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FAS 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 upon its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, ("FAS 161"). This Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt FAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of FAS No. 161 upon its consolidated financial statements.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company's consolidated financial statements.

4. EARNINGS PER SHARE

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

                                                                               Quarter Ended March 31,
                                                                               2008                 2007
                                                                           -----------          -----------
Numerator:
Continuing operations:
   Income (loss) from continuing operations                                $  (177,407)         $    19,411
    Effect of dilutive convertible debt                                             --                3,823
                                                                           -----------          -----------
        Total                                                              $  (177,407)         $    23,234
                                                                           ===========          ===========
Discontinued operations
    Loss from discontinued operations                                      $  (119,274)         $   (86,600)
                                                                           ===========          ===========

        Net income (loss)                                                  $  (296,681)         $   (63,366)
                                                                           ===========          ===========

Denominator:
   Weighted average number of shares outstanding - basic                    18,496,845           18,456,366
     Effect of dilutive stock options and convertible debt                          --              816,304
                                                                           -----------          -----------
   Diluted                                                                  18,496,845           19,272,670
                                                                           ===========          ===========
EPS:
   Basic:
     Continuing operations                                                 $     (0.01)         $      0.00
      Discontinued operations                                                    (0.01)                0.00
                                                                           ------------         -----------
        Net income (loss)                                                  $     (0.02)         $      0.00
                                                                           ============         ===========
   Diluted
     Continuing operations                                                 $     (0.01)         $      0.00
      Discontinued operations                                                    (0.01)                0.00
                                                                           ------------         -----------
        Net income (loss)                                                  $     (0.02)         $      0.00
                                                                           ============         ===========

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

On March 26, 2008, 232,400 stock options were granted to seven employees under the Plan. All options have a five-year life and an exercise price of $1.27. All options granted during the quarter vest two years after date of grant.

A summary of the activity in our Plan for the quarter ended March 31, 2008 is presented below:


                                                                Weighted Average
                                                    Shares       Exercise Price
                                                    ------       --------------
     Options outstanding at December 31, 2007       2,215,000          $ 1.41
     Granted                                          232,400            1.27
     Canceled                                              --            0.00
     Exercised                                             --            0.00
                                                   ----------          ------
     Options outstanding at March 31, 2007          2,447,400          $ 1.39
                                                   ==========          ======

The weighted fair value of options granted during the quarter ended March 31, 2008 was $0.04 with the following assumptions: average expected life of 3.5 years; 2.03% average interest rate; 42.1% volatility; 5% forfeiture rate. Compensation cost recognized for the quarters ended March 31, 2008 and 2007 was $52,958 and $43,560, respectively.

As of March 31, 2008, there was approximately $143,067 of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our option plan as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 17 months. The number of non-exercisable shares was 587,400 shares of common stock at March 31, 2008. At March 31, 2008, 1,860,000 shares of common stock at $1.27 per share were exercisable.

For the quarter ended March 31, 2008, 9,800 restricted shares were granted to employees and directors under the Plan. Compensation expense for the quarters ended March 31, 2008 and 2007 related to the restricted share grants was $16,250 and $18,520, respectively.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. COMMITMENTS AND CONTINGENCIES

On November 15, 2007, the Company was notified that it was being sued in a putative class action lawsuit in the United States District Court for the Southern District of Florida (Joseph Kay v Online Vacation Center Holdings Corp., et al., Case No. 07-61619). The plaintiff claimed that the Company violated the Fair and Accurate Credit Transactions Act. On March 20, 2008, the United States District Court for the Southern District of Florida dismissed with prejudice the lawsuit Joseph Kay v Online Vacation Center Holdings Corp., et al., Case No. 07-61619.

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

On January 1, 2008, the Company entered into employment contracts with six employees. The contracts are each for a term of one year with an aggregate compensation commitment of $665,000. One contract provides for incentives in the event that certain annual targets are attained.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, those risks described in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission ("SEC") on March 28, 2008 and the risks discussed in other SEC filings. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management's expectations. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

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

We provide vacation marketing services through nine wholly owned subsidiaries. Our portfolio of travel companies include:

     o Online Vacation Center, Inc. ("Online Vacation Center"), a full service vacation seller focused on serving the affluent retiree market. Historically, this subsidiary has been the core business, accounting for the majority of revenue and net income through the sale of high margin cruise packages,
     o Dunhill Vacations, Inc. ("Dunhill"), a travel newsletter and media provider, and
     o Curves Travel, the licensed travel management company of Curves International, Inc.

In the last sixteen months, we have completed seven acquisitions. We acquired Phoenix International Publishing, LLC ("Phoenix"), Thoroughbred Travel, LLC, and La Fern, Inc. in the latter half of 2006, La Tours and Cruises, Inc., Dunhill Vacations, Inc. and certain assets of SmartTraveler.com, Inc. in the first quarter of 2007 and Curves Travel in May 2007 (collectively the "Acquisition Companies", excluding Phoenix).

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

In November 2007, our Board of Directors granted us the authority to sell Phoenix, a publisher of consumer magazines and guides about travel to the U.S. and Canada. On March 31, 2008, we completed the sale of Phoenix to Simon Todd ("Mr. Todd"), pursuant to the terms of an acquisition agreement ("Acquisition Agreement"), dated March 31, 2008, by and among the Company, Phoenix, and Mr. Todd. Pursuant to the Acquisition Agreement, we received 1,250,000 shares of our common stock from Mr. Todd at closing. Upon execution of the Acquisition Agreement, Mr. Todd resigned as Vice President of the Company. Prior to our acquisition of Phoenix, Mr. Todd was the owner, sole member, and President of Phoenix. We acquired Phoenix from Mr. Todd on August 31, 2006 for 1,450,000 shares of our common stock.

Results of Operations

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Continuing operations:

Revenues decreased by $4,744, 0.2%, to $2,255,824 for the quarter ended March 31, 2008 ("the first quarter of 2008") as compared to $2,260,568 for the quarter ended March 31, 2007 ("the first quarter of 2007"). The decrease is attributable to a decrease in commission revenue offset by an increase in marketing revenue.

Selling and marketing expenses increased by $110,685, 12.6% to $987,899 for the first quarter of 2008 as compared to $877,214 for the first quarter of 2007. The increase is primarily attributable to marketing costs associated with the first themed cruise offered by Cruising to Music, a division of Online Vacation Center. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses increased by $128,272 or 10% to $1,416,182 for the first quarter of 2008 as compared to $1,287,910 for the first quarter of 2007. The increase is primarily attributable to the general and administrative expenses of Curves Travel which was acquired in May 2007. General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the first quarter of 2008 was $87,098 as compared to $51,061 for the first quarter of 2007. Amortization expense increased by $25,453 during the first quarter of 2008 as a result of amortization of intangible assets acquired in conjunction with the Curves Travel acquisition in May 2007 and an increase in the amortization expense of the

Dunhill subscriber list. The remaining increase of $10,584 is attributable to an increase in depreciation expense.

Interest Income/ (Expense) increased from income of $4,778 for the first quarter of 2007 to expense of $19,694 for the first quarter of 2008. The first quarter of 2008 expense was primarily attributable to the imputed interest associated with the receivable from Phoenix payable over 40 months and less interest income earned on lower cash balances at the bank coupled with declining interest rates. The income in the first quarter of 2007 represents the excess of interest income earned on our cash balances at the bank over the accrued interest expense on the debt issued by us in conjunction with our acquisition of Thoroughbred Travel, LLC, La Fern, Inc., and La Tours and Cruises, Inc ("La Tours").

Our loss before benefit for income taxes was $254,049 in the first quarter of 2008 compared to income before provision for income taxes of $49,161 in the first quarter of 2007. These results are primarily attributable to the decrease in revenues and increase in selling and marketing expenses at Online Vacation Center, an increase in general and administrative expenses and amortization expenses associated with Curves Travel acquired in May 2007 and an increase in imputed interest expense associated with the receivable from Phoenix.

The provision for income taxes decreased from an expense of $29,750 for the first quarter of 2007 compared to a tax benefit of $76,641 for the first quarter of 2008. The decrease is directly related to a decrease in results from operations whereby income before income taxes for the first quarter of 2007 was $49,161 whereas the loss before income taxes for the first quarter of 2008 was $254,049. The benefit rate in the first quarter of 2008, 30.2%, and the tax rate in the first quarter of 2007, 60.5%, due to the tax effect of non-deductible items.

As a result of the foregoing, our net loss from continuing operations was $177,407 for the first quarter of 2008 compared to net income from continuing operations of $19,411 for the first quarter of 2007.

Discontinued Operations

We acquired Phoenix, a United Kingdom publisher of consumer magazines and guides about travel to the U.S. and Canada, on August 31, 2006 for 1,450,000 shares of our common stock. In November 2007, the Company's Board of Directors granted the Company the authority to sell Phoenix. On March 31, 2008, we sold Phoenix to Mr. Todd, the former owner of Phoenix, in exchange for 1,250,000 shares of our common stock which were owned by Mr. Todd. We recorded the sale of Phoenix at its fair value, as defined by Statement of Financial Accounting Standards No. 157, Fair Value Measurements, resulting in a loss of $58,382. For tax purposes, the transaction was treated as split-off with no resulting tax consequences. We retired the 1,250,000 shares of our common stock received from Mr. Todd in the sale transaction as of March 31, 2008.

The results of operations and cash flows of Phoenix has been removed from the results of continuing operations and the assets and liabilities of Phoenix have been classified as available for sale, as of December 31, 2007. The comparison of the results of operations of Phoenix between the first quarters of 2008 and 2007, respectively, is as follows:


                                                  For the Quarter Ended March 31:
                                                                                         Increase/
                                                     2008               2007             (Decrease)
                                                  ----------        ------------         ----------
Revenues                                         $   107,569         $  417,185        $   (309,616)
Operating (loss)                                 $   (98,805)        $ (141,699)       $    (42,894)
(Loss) on sale of Phoenix                        $   (58,382)                --        $     58,382
Net (loss) from discontinued operations          $  (119,274)        $  (86,600)       $     32,674

As a result of the foregoing, our net loss was $296,681 for the first quarter of 2008 compared to a net loss of $67,189 for the first quarter of 2007.

Liquidity and Capital Resources

Cash at March 31, 2008 was $1,090,148 as compared to $1,189,042 at December 31, 2007. The primary source of our liquidity and capital resources has come from our operations.

Cash flows provided by operating activities for first quarter of 2008 and 2007 were $186,149 and $205,379, respectively. The decrease of $19,230 was primarily attributable to a decline of income from continuing operations of $196,818 in 2008; from income of $19,411 in the first quarter of 2007 to a loss of $177,407 in the first quarter of 2008, and a decrease in non-cash operating items of $47,090 in 2008 offset by an increase in cash provided by working capital items of $224,678 in 2008.

Cash flows used in investing activities for the first quarter of 2008 decreased to $232,955 from $885,510 during the first quarter of 2007. The primary decrease in cash out flows related to an increase in the excess of cash paid over cash received totaling $858,133 in conjunction with the three acquisitions completed during the first quarter of 2007 and an increase in intangible assets and the pre-disposition intercompany balance receivable from Phoenix totaling $203,629 during the first quarter of 2008.

Cash flows used in financing activities for the first quarter of 2008 totaled $100,000 as result of payment of a note issued in conjunction with the La Tours acquisition. There were no cash flows from financing activities for the first quarter of 2007.

Cash flows provided by discontinued operations decreased by $27,438, solely from operating activities; from $75,350 in the first quarter of 2007 to $47,912 in the first quarter of 2008.

At March 31, 2008, we had a working capital deficit of $1,199,514, as compared to a working capital deficit of $847,857 at December 31, 2007, a decrease of $351,657. We had an accumulated deficit of $1,696,828 at March 31, 2008, a decrease of $296,681.

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

Critical Accounting Policies

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. A more extensive list of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on March 28, 2008, in the Notes to the Consolidated Financial Statements, Note 2, and the Critical Accounting Policies section. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, intangible asset testing and income taxes.

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

ITEM 4(T). - CONTROLS AND PROCEDURES

As of March 31, 2008 under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the "Evaluation Date"). Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with this evaluation, our management identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
-------- -----------------

ITEM 1. LEGAL PROCEEDINGS

On November 15, 2007, we were notified that the Company was being sued in a putative class action lawsuit in the United States District Court for the Southern District of Florida (Joseph Kay v Online Vacation Center Holdings Corp., et al., Case No. 07-61619) alleging that the Company violated the Fair and Accurate Credit Transactions Act and sought class action status to represent all consumers of the Company since December 4, 2006. On March 20, 2008, the United States District Court for the Southern District of Florida dismissed the lawsuit with prejudice.

Additionally, the Company is involved from time to time in various legal claims and actions We are involved from time to time in various legal claims and actions arising in the ordinary course of business. While from time to time claims are asserted that may make demands for sums of money, we do not believe that the resolution of any of these matters, either individually or in the aggregate, will materially affect our financial position, cash flows or the results of our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 26, 2008, we issued an aggregate of 232,400 options to seven employees under our 2005 Management and Director Equity Incentive and Compensation Plan. The exercise price of the options is $1.27 per share and the options vest on March 26, 2010. The expiration date of the options is March 26, 2013. We issued these stock options to our employees in reliance upon Section 4(2) of the Securities Act, as a transaction that does not constitute a public offering. All of our employees have access to comprehensive information about us and represented his or her intention to acquire the options and underlying shares for investment only and not with a view to distribute or sell the options or underlying shares. We placed restrictive legends in the option agreements stating that these awards are not registered under the Securities Act and set forth restrictions on their transferability and sale

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to the vote of security holders during the first quarter of fiscal 2008.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

Exhibit No.                 Exhibit Description
-----------                 -------------------

     2.1 Acquisition Agreement, dated March 31, 2008, by and among Online Vacation Center Holdings Corp., Phoenix International Publishing LLC., and Simon Todd (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K filed with the SEC on April 2,
                      2008).

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

-----------
   +                   Filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ONLINE VACATION CENTER HOLDINGS CORP.



                                  /S/ Edward B. Rudner
                                  -------------------------------------
                                  Chief Executive Officer, President,
                                    Chief Financial Officer and Director

Date: May 13, 2008