Form 10-Q
period 2008-06-30
ONLINE VACATION CENTER HOLDINGS CORP
filed 2008-08-12
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2008 or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


    For the transition period from ____________________to____________________


                         Commission file number: 0-32137


                     Online Vacation Center Holdings Corp.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)

                   Florida                                       65-0701352
                   -------                                       ----------
State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization                               Identification No.)

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ](Do not check if
a smaller reporting company)                       Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).                                    [ ] Yes    [X] No

At August 12, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value was 17,252,777.

                                                                                           PAGE
                                                                                           ----
Part I.    Financial Information
-------    ---------------------
Item 1     Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets                                             3
           Condensed Consolidated Statements of Operations                                   4
           Condensed Consolidated Statements of Cash Flows                                   5
           Notes to Consolidated Financial Statements                                        6
Item 2     Management's Discussion and Analysis of Financial Condition
             and Results of Operation                                                        19
Item 4T.   Controls and Procedures                                                           25

Part II    Other Information
-------    -----------------
Item 1     Legal Proceedings                                                                 26
Item 2     Unregistered Sales of Equity Securities and Use of Proceeds                       26
Item 3     Default upon Senior Notes                                                         26
Item 4     Submission of Matters to a Vote of Securities Holders                             26
Item 5     Other Information                                                                 27
Item 6     Exhibits                                                                          27
             Exhibit 31.1 - Certification
             Exhibit 31.2 - Certification
             Exhibit 32.1 - Certification
             Exhibit 32.2 - Certification

                      ONLINE VACATION CENTER HOLDINGS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          June 30,       December 31,
                                                                            2008            2007
                                                                        ------------    -------------
                                                                         (Unaudited)      (Audited)
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                $ 1,767,327    $ 1,189,042
Accounts receivable, net                                                     629,343      1,053,556
Deposits and prepaid items                                                   752,945        738,958
Deferred tax asset, net                                                        1,665          1,665
Current assets held for sale                                                      --        504,088
                                                                         -----------    -----------
Total Current Assets                                                       3,151,280      3,487,309

Restricted cash                                                               71,135        351,243
Property and equipment, net                                                   99,382        127,548
Deferred tax asset, net                                                      380,270        431,317
Intangible assets, net                                                     1,105,299        988,466
Goodwill                                                                   1,754,279      1,754,279
Other assets                                                                  71,166             --
Long lived assets held for sale                                                   --      1,909,274
                                                                         -----------    -----------
Total Assets                                                             $ 6,632,811    $ 9,049,436
                                                                         ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                 $ 1,004,921    $   980,078
Deferred revenue                                                           2,275,885      2,384,720
Notes payable, current portion                                               424,029        427,686
Current liabilities held for sale                                                 --        542,682
                                                                         -----------    -----------
Total Current Liabilities                                                  3,704,835      4,335,166

Notes payable                                                                 91,098        182,074

Non current liabilities available for sale                                        --        302,176

                                                                         -----------    -----------
Total Liabilities                                                          3,795,933      4,819,416
                                                                         -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
  $.0001 par value; 0 shares issued and outstanding                               --             --
Common stock, 80,000,000 shares authorized at
  $.0001 par value; 17,252,777 and 18,492,977 shares
  issued and outstanding                                                       1,725          1,849
Additional paid-in capital                                                 4,320,100      5,628,318
Accumulated deficit                                                       (1,484,947)    (1,400,147)
                                                                         -----------    -----------
Total Stockholders' Equity                                                 2,836,878      4,230,020
                                                                         -----------    -----------

Total Liabilities and Stockholders' Equity                               $ 6,632,811    $ 9,049,436
                                                                         ===========    ===========


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                                     -----------------------------------   ---------------------------------
                                                              2008            2007               2008             2007
                                                     -----------------------------------   ----------------------------------
NET REVENUES                                            $  2,691,750    $  1,966,578        $  4,947,574       $  4,227,146

OPERATING EXPENSES:
  Selling and marketing                                      842,407         987,905           1,830,306          1,865,119
  General and administrative                               1,350,854       1,222,677           2,767,036          2,510,587
  Depreciation and amortization                               99,569          60,689             186,667            111,750
                                                        ------------    ------------        ------------       ------------

OPERATING INCOME (LOSS)                                      398,920        (304,693)            163,565           (260,310)

Interest (expense), net                                       (3,812)         (8,998)            (22,506)            (4,220)
                                                        ------------    ------------        ------------       ------------

Income (loss) from continuing operations before
  provision (benefit) for income taxes                       395,108        (313,691)            141,059           (264,530)

Provision (benefit) for income taxes                         183,227        (112,983)            106,585            (83,233)
                                                        ------------    ------------        ------------       ------------

Income (loss) from continuing operations                     211,881        (200,708)             34,474           (181,297)

DISCONTINUED OPERATIONS:

Loss from discontinued operations of Phoenix
  International Publishing, LLC, net of tax                       --         (85,923)           (119,274)          (172,523)
                                                        ------------    ------------        ------------       ------------

NET INCOME (LOSS)                                       $    211,881    $   (286,631)       $    (84,800)      $   (353,820)
                                                        ============    ============        ============       ============

EARNINGS PER SHARE - Basic
  Income (Loss) from continuing operations              $       0.01    $      (0.02)       $       0.01       $      (0.02)
  (Loss) from discontinued operations                   $         --    $      (0.01)       $      (0.01)      $      (0.02)
                                                        ------------    ------------        ------------       ------------
  Net Income (Loss)                                     $       0.01    $      (0.03)       $         --       $      (0.04)
                                                        ============    ============        ============       ============

Weighted average shares outstanding - Basic               17,252,777      18,492,977          17,875,256         18,474,773
                                                        ============    ============        ============       ============

EARNINGS PER SHARE - Diluted
  Income (Loss) from continuing operations              $       0.01    $      (0.02)       $       0.01       $      (0.02)
  (Loss) from discontinued operations                   $         --    $      (0.01)       $      (0.01)      $      (0.02)
                                                        ------------    ------------        ------------       ------------
  Net Income (Loss)                                     $       0.01    $      (0.03)       $         --       $      (0.04)
                                                        ============    ============        ============       ============

Weighted average shares outstanding - Diluted             17,252,777      18,492,977          17,875,256         18,492,977
                                                        ============    ============        ============       ============




The accompanying Notes to the Condensed Consolidated Financial
Statements are an integral part of these statements.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                For the Six Months Ended
                                                                        ---------------------------------------
                                                                          June 30,                   June 30,
                                                                            2008                       2007
                                                                        ------------               ------------
Cash flows from continuing operating activities:
  Net loss                                                               $   (84,800)              $  (353,820)
    Loss from discontinued operations, net of tax                           (119,274)                  172,523
                                                                         -----------               -----------
    Income (loss) from continuing operations                                  34,474                  (181,297)
  Adjustments to reconcile to net cash inflow from operating activities:
    Depreciation and amortization                                            186,667                   111,750
    Stock based compensation expense                                          97,908                   106,227
    Imputed interest expense- net                                              3,786                     9,027
    Deferred income tax expense (benefit)                                     51,046                  (166,132)
  Decrease in accounts receivable                                            424,213                    91,797
  (Increase) Decrease in deposits and prepaid items                           16,429                  (373,157)
  Increase (Decrease) in accounts payable and accrued liabilities             24,843                    (5,970)
  Increase (Decrease) in deferred revenue                                   (108,836)                  510,879
                                                                         -----------               -----------
Net cash provided by operating activities                                    730,530                   103,123
                                                                         -----------               -----------
Cash flows from continuing investing activites:
  Capital expenditures                                                       (37,713)                  (41,787)
  Increase in intangible assets                                             (237,620)                   (1,854)
  Decrease (Increase) in restricted cash                                     280,108                   (15,069)
  Increase in receivable upon disposition of discontinued operation         (100,000)                       --
  Cash paid upon disposition of discontinued operation                        (4,932)                       --
  Cash paid for acquisition in excess of cash received                            --                (1,116,713)
                                                                         -----------               -----------
Cash used in investing activities                                           (100,157)               (1,175,423)
                                                                         -----------               -----------
Cash flows from continuing financing activites:
  Repayment of note payable                                                 (100,000)                       --
                                                                         -----------               -----------
Cash used in financing activities                                           (100,000)                       --
                                                                         -----------               -----------

Discontinued Operations
  Cash provided by (used in) operating activities                             47,912                   (13,113)
                                                                         -----------               -----------
Cash provided by (used in) discontinued operations                            47,912                   (13,113)
                                                                         -----------               -----------

Increase (decrease) in cash during the period                                578,285                (1,085,412)

Cash at the beginning of the period                                        1,189,042                 2,658,885
                                                                         -----------               -----------

Cash at the end of the period                                            $ 1,767,327               $ 1,573,473
                                                                         ===========               ===========
Supplemental information:
  Cash paid for interest                                                 $    15,968               $    11,250
                                                                         ===========               ===========
  Cash paid for taxes                                                    $     1,136               $     6,250
                                                                         ===========               ===========
  Common stock issued in conjunction with acquisitions                   $        --               $   337,500
                                                                         ===========               ===========
  Net debt issued in conjunction with acquisitions                       $        --               $   210,946
                                                                         ===========               ===========
  Common stock received in conjunction with disposition of
    discontinued operation                                               $ 1,406,250               $        --
                                                                         ===========               ===========
  Reduction in fair value of conversion feature of debt                  $        --               $    11,187
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

The results of operations for the three months ended and six months June 30, 2008 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

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

the Company. Prior to the acquisition of Phoenix by the Company, Mr. Todd was the owner, sole member, and President of Phoenix. The Company acquired Phoenix from Mr. Todd on August 31, 2006 for 1,450,000 shares of the Company's common stock.

The Company recorded the sale of Phoenix at its fair value, as defined by Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("FAS 157") and Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29"). APB 29 states, "If neither the fair value of a nonmonetary asset transferred nor the fair value of a nonmonetary asset received in exchange is determined within reasonable limits, the recorded amount of the nonmonetary asset transferred from the enterprise may be the only available measure of the transaction". The Company could not determine fair value of either the asset transferred (Phoenix) or the asset received (shares of the Company's common stock), and therefore recorded cost, $1,406,250, the value of the shares received at the time shares were initially issued, was used to record the sale and a loss of $58,382 was recognized.

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

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Paragraph 18 of APB 29 states, "The Board concludes that in general accounting for nonmonetary transactions should be based on the fair values of the assets involved which is the same basis as that used in monetary transactions. Thus, the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss should be recognized on the exchange. The fair value of the asset received should be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered". The Company concluded that the value of the Company's stock was "more clearly evident than the fair value of the asset surrendered", in this case, Phoenix. The Company then tried to value the Company's stock.

At the time of the disposition, the Company's stock rarely traded. It traded eight days out of twenty in March 2008 for a total of 9,300 shares. The last trade before the transaction was on March 28th and the next trade was on April 8th during this time period. On March 31st, the disposition date, the bid was $0.30 and the ask was $1.05. The Company determined that the stock no longer had an active market and therefore was not a Level 1 input. In reviewing the adjustments needed to determine the stock's value, the Company concluded that the adjustments needed to the price of the stock would be so significant given its lack of market activity and pricing spread that it would render the measurement a Level 3 measurement.

Paragraph C21c of FAS 157 allows a practicability exception to the requirement to measure fair value if fair value is not reasonably determinable. This is further discussed in paragraph 26 of APB 29, "Fair value should be regarded as not determinable within reasonable limits if major uncertainties exist about the realizability of the value that would be assigned to an asset received in a nonmonetary transaction account for at fair value. An exchange involving parties with essentially opposing interests is not considered a prerequisite to determining a fair value of a nonmonetary asset transferred; nor does an exchange insure that a fair value for accounting purposes can be ascertained within reasonable limits. If neither the fair value of a nonmonetary asset transferred nor the fair value of a nonmonetary asset received in exchange is determined within reasonable limits, the recorded amount of the nonmonetary asset transferred from the enterprise may be the only available measure of the transaction". As discussed previously, the Company concluded that the value of their stock was a Level 3 measurement, an unobservable input. In determining what value should be given to this input, the Company concluded that it could not determine the value within reasonable limits. Accordingly, the Company concluded that the sale of Phoenix would be recorded using the asset's recorded value, $1,406, 250, the value of the shares received at the time the shares were initially issued.

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

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                           For the three months ended June 30:
                                           -----------------------------------
                                                2008                 2007
                                             ---------            ----------

     Revenues                                    $ 0              $   59,533
     Loss before income taxes                    $ 0              $  140,094
     Loss on sale of Phoenix                       0                      --
     Income tax benefit                            0                  54,171
                                                 ---              ----------
     Loss from discontinued operations           $ 0              $   85,923
                                                                  ==========

                                              For the six months ended June 30:
                                              ----------------------------------
                                                 2008                    2007
                                              ---------              -----------
     Revenues                                 $ 107,569              $  476,718
                                                                     $ (281,793)
     Loss before income taxes                 $  98,503
     Loss on sale of Phoenix                     58,382                      --
     Income tax benefit                          37,611                 109,270
                                              ---------              ----------
     Loss from discontinued operations        $ 119,274              $ (172,523)
                                              =========              ==========

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
                                                                 ===========

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In conjunction with the Acquisition Agreement, Phoenix is obligated to pay its pre-disposition intercompany debt balance to the Company of $100,000 in forty consecutive monthly payments of $2,500 commencing on October 1, 2008. The series of forty monthly payments of $2,500 has been discounted, using the Company's estimated incremental borrowing rate of 6.5% and the aggregate related unamortized net imputed interest of $11,916 as of June 30, 2008 has been offset against the face value of the receivable and a corresponding interest expense recorded. The current portion of this receivable from Phoenix, $16,918, has been classified as deposits and prepaid items and the remaining balance of $71,166 as other assets as of June 30, 2008.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("FAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 as of January 1, 2008 did not have a material impact on the Company's financial position, results of operations or cash flows except as discussed in Note 2. Cash equivalents and restricted cash are carried at cost which approximates fair value.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132(R), ("FAS 158"). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company does not expect the remaining elements of this Statement to have a material impact on the Company's financial condition, results of operations or cash flows when adopted.

Fair Value Option of Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). This Standard provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Upon adoption of this Statement, the Company did not elect the FAS 159 option for its existing financial assets and liabilities and therefore adoption of SFAS 159 did not have any impact on its consolidated financial statements.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, ("FAS 141(R)"). This Standard establishes principles and requirements for how an acquirer in a business combination:

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (the "FSP"), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

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

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                     Quarter Ended June 30,
                                                                ---------------------------------
                                                                    2008                 2007
                                                                ------------        -------------
Numerator:
Continuing operations:
   Income (loss) from continuing operations                     $    211,881        $    (200,708)
    Effect of dilutive convertible debt                                   --                   --
                                                                ------------        -------------
        Total                                                   $    211,881        $    (200,708)
                                                                ============        =============

Discontinued operations
    Loss from discontinued operations                           $         --        $     (85,923)
                                                                ============        =============

        Net income (loss)                                       $    211,881        $    (286,631)
                                                                ============        =============

Denominator:
   Weighted average number of shares outstanding - basic          17,252,777           18,492,977
     Effect of dilutive stock options and convertible debt                --                   --
                                                                ------------        -------------
   Diluted                                                        17,252,777           18,492,977
                                                                ============        =============

EPS:
   Basic:
     Continuing operations                                      $       0.01        $       (0.02)
      Discontinued operations                                             --                (0.01)
                                                                ------------        -------------
        Net income (loss)                                       $       0.01        $       (0.03)
                                                                ============        =============

   Diluted
     Continuing operations                                      $       0.01        $       (0.02)
      Discontinued operations                                             --                (0.01)
                                                                ------------        -------------
        Net income (loss)                                       $       0.01        $       (0.03)
                                                                ============        =============

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                              Six Months Ended June 30,
                                                                              2008                  2007
                                                                           -----------          -----------
Numerator:
Continuing operations:
   Income (loss) from continuing operations                                $    34,474          $  (181,297)
    Effect of dilutive convertible debt                                             --                   --
                                                                           -----------          -----------
        Total                                                              $    34,474          $  (181,297)
                                                                           ===========          ===========
Discontinued operations
    Loss from discontinued operations                                      $  (119,274)         $  (172,523)
                                                                           ===========          ===========

        Net income (loss)                                                  $    84,800          $  (353,820)
                                                                           ===========          ===========
Denominator:
   Weighted average number of shares outstanding - basic                    17,875,256           18,474,773
     Effect of dilutive stock options and convertible debt                          --                   --
                                                                           -----------          -----------
   Diluted                                                                  17,875,256           18,474,773
                                                                           ===========          ===========
EPS:
   Basic:
     Continuing operations                                                 $      0.01          $     (0.02)
      Discontinued operations                                                    (0.01)               (0.02)
                                                                           -----------          -----------
        Net income (loss)                                                  $      0.00          $     (0.04)
                                                                           ===========          ===========

   Diluted
     Continuing operations                                                 $      0.01          $     (0.02)
      Discontinued operations                                                    (0.01)               (0.02)
                                                                           -----------          -----------
        Net income (loss)                                                  $      0.00          $     (0.04)
                                                                           ===========          ===========

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

On March 26, 2008, 232,400 stock options were granted to seven employees under the Plan. All options have a five-year life and an exercise price of $1.27. All options granted during the quarter vest two years after date of grant. No options were granted during the quarter ended June 30, 2008.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A summary of the activity in our Plan for the six months ended June 30, 2008 is presented below:

                                                               Weighted Average
                                                      Shares    Exercise Price
                                                      ------    --------------
     Options outstanding at December 31, 2007      2,215,000       $ 1.41
     Granted                                         232,400         1.27
     Canceled                                              -         0.00
     Exercised                                             -         0.00
                                                  ----------       ------
     Options outstanding at June 30, 2008          2,447,400       $ 1.39
                                                  ==========       ======

The weighted fair value of options granted during the six months ended June 30, 2008 was $0.04 with the following assumptions: average expected life of 3.5 years; 2.03% average interest rate; 42.1% volatility; 5% forfeiture rate. Compensation cost recognized for the quarters ended June 30, 2008 and 2007 and the six month periods then ended was $28,700, $44,147, $81,658 and $87,707, respectively.

As of June 30, 2008, there was approximately $114,368 of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our option plan as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 16 months. The number of non-exercisable shares was 587,400 shares of common stock at June 30, 2008. At June 30, 2008, 1,860,000 shares of common stock at $1.27 per share were exercisable.

For the six months ended June 30, 2008, 9,800 restricted shares were granted to employees and directors under the Plan. Compensation expense for the six months ended June 30, 2008 and 2007 related to the restricted share grants was $16,250 and $18,520, respectively. No restricted shares were granted during the three months ended June 30, 2008.

6. INCOME TAXES

The provision for income taxes from continuing operations for the three months and six months ended June 30, 2008 and June 30, 2007, respectively, consists of the following:

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                For the Three Months Ended          For the Six Months Ended
                                                         June 30,                             June 30,
                                                -----------------------------       -------------------------
                                                   2008               2007             2008           2007
                                                ----------         ----------       ----------     ----------
     Current
       Federal                                  $       --       $         --       $       --    $        --
       State                                        17,967                 --           17,967             --
                                                ----------       ------------       ----------    -----------
                                                    17,967                 --           17,967             --
                                                ----------       ------------       ----------    -----------
     Deferred
       Federal                                  $  141,697       $   (101,114)      $   75,983    $   (67,123)
       State                                        23,563            (11,869)          12,635        (16,110)
                                                ----------       ------------       ----------    -----------
                                                $  165,260           (112,983)          88,618        (83,233)
                                                ----------       ------------       ----------    -----------
     Total provision for income taxes - net     $  183,227       $   (112,983)      $  106,585    $   (83,233)
                                                ==========       ============       ==========    ===========

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                                                   For the Three Months Ended        For the Six Months Ended
                                                           June 30,                          June 30,
                                                  ---------------------------       -------------------------
                                                    2008              2007            2008             2007
                                                  --------          --------        --------         --------
Statutory federal income tax benefit
   rate                                            35.0%             (35.0%)           35.0%          (35.0%)
State income taxes net of federal
   income tax benefit                               3.6              ( 3.6 )            3.6           ( 3.6 )
True up of prior year's state income
   taxes net of federal income tax
   benefit                                          2.6                 --              7.4             --
Tax effect of non deductible items                  5.2                2.6             29.6             7.1
                                                  -----              -----            -----           -----
Effective income tax (benefit) rate                46.4%              36.0%            75.6%           31.5%
                                                  =====              =====            -----           =====

The tax effect of non-deductible items in 2008 include stock compensation expense related to incentive stock options of $28,434 and $58,746 for the three months ended and six months ended June 30, 2008, respectively. and net imputed interest expense of associated with the debt issued in conjunction with the acquisition of La Tours and Cruises, Inc. net of the imputed interest income from the receivable from Phoenix.

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                June 30,         December 31,
                                                  2008               2007
                                             -------------       -------------
Net operating loss carry-
     forwards and AMT tax credit              $    410,575        $    430,328
Depreciation and amortization                      (89,715)            (49,635)
Accruals and other                                  61,075              52,289
                                             -------------       -------------

         Deferred income tax asset            $    381,935        $    432,982
                                             =============       =============

The net deferred tax assets are comprised of the following:

                                               December 31,       December 31,
                                                  2007                2007
                                             --------------      --------------

         Current                              $       1,665       $       1,665
         Non-current                                380,270             431,317
                                             --------------      --------------

         Net deferred income tax asset        $     381,935       $     432,982
                                             ==============      ==============

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

8. SUBSEQUENT EVENTS

On August 1, 2008, the Company announced that its Board of Directors has approved a program to repurchase of up to $200,000 of the Company's common stock to be funded from available working capital and subject to the applicable rules and regulations of the Securities and Exchange Commission and other applicable legal requirements. The program will not extend beyond June 30, 2009, does not require the Company to acquire a specific number of shares and may be suspended from time to time or discontinued.

On August 1, 2008 the Company announced that Mr. Edward Rudner had succeeded Mr. Tony McKinnon as Chairman of its Board of Directors.

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

We provide vacation marketing services through eight wholly owned subsidiaries. Our portfolio of travel companies include:

     o Online Vacation Center, Inc. ("Online Vacation Center"), a full service vacation seller focused on serving the affluent retiree market. Historically, this subsidiary has been the core business, accounting for the majority of revenue and net income through the sale of high margin cruise packages. This business is now integrated with our other travel companies, Curves Travel, the licensed travel management company of Curves International, Inc., La Fern, Inc., operating as eLeisureLink.com and focusing on land-based vacations, and Cruises for Less, our home-based selling group,
     o Dunhill Vacations, Inc. ("Dunhill"), the publisher of three travel newsletters, "Top Travel Values", "Spotlight", and "TRAVELFLASH", and
     o La Tours and Cruises, Inc. and Thoroughbred Travel, LLC, our Houston travel agencies operating as "West University Travel / Journeys Unlimited", focused on providing luxury personal travel products such as cruises, European tours and all-inclusive vacations.

In the last 23 months, we have completed seven acquisitions. We acquired Phoenix International Publishing, LLC ("Phoenix"), Thoroughbred Travel, LLC, and La Fern, Inc. in the latter half of 2006, La Tours and Cruises, Inc., Dunhill Vacations, Inc. and certain assets of SmartTraveler.com, Inc. in the first quarter of 2007 and Curves Travel in May 2007 (collectively the "Acquisition Companies", excluding Phoenix which was sold back to its original owner in March
2008).

We generate revenues from:

     o    commissions on cruises
     o    commissions on other travel related products
     o    commissions on travel insurance
     o    marketing and publishing services performed for travel suppliers

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

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30,
2007

Continuing operations:

Revenues increased by $725,172, 36.9%, to $2,691,750 for the three months ended June 30, 2008 ("the second quarter of 2008") compared to $1,966,578 for the three months ended June 30, 2007 ("the second quarter of 2007"). The increase is attributable to an increase in commission and publishing revenues offset by a decrease in marketing revenues.

Selling and marketing expenses decreased by $145,498, 14.7%, to $842,407 for the second quarter of 2008 compared to $987,905 for the second quarter of 2007. The decrease is primarily attributable to a decrease in sales staff compensation and marketing costs. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses increased by $128,177, 10.5%, to $1,350,854 for the second quarter of 2008 compared to $1,222,677 for the second quarter of 2007. The increase is primarily attributable to an increase in the general and administrative expenses associated with publishing activities commensurate with its increase in revenues. General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the second quarter of 2008 was $99,569 compared to $60,689 for the second quarter of 2007. Amortization expense increased by $28,284 during the second quarter of 2008, primarily as a result of an increase in the amortization expense of the Dunhill subscriber list. The remaining increase of $10,597 is attributable to an increase in depreciation expense.

Net interest expense decreased from $8,998 for the second quarter of 2007 to $3,812 for the second quarter of 2008. The reduction in net interest expense for second quarter of 2008 was primarily attributable to our payments made on the debt issued by us in conjunction with our acquisition of Thoroughbred Travel, LLC and La Tours and Cruises, Inc ("La Tours").

Our income before income taxes was $395,108 in the second quarter of 2008 compared to a loss before a benefit for income taxes of $313,691 in the second quarter of 2007. These results are primarily attributable to the increase in revenues during the second quarter of 2008.

The provision for income taxes increased to an expense of $183,227 for the second quarter of 2008 compared to a tax benefit of $112,983 for the second quarter of 2007. The increase is directly related to our increased income before income taxes of $395,108 during the second quarter of 2008 compared to a loss before income taxes of $313,691 in the second quarter of 2007. The tax rate in the second quarter of 2008, 46.4%, was due to the tax effect of non deductible items and a true up of prior year state taxes. The tax benefit rate in the second quarter of 2007 was 36%.

As a result of the foregoing, our income from continuing operations was $211,181 for the second quarter of 2008 compared to a loss from continuing operations of $200,708 for the second quarter of 2007.

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Continuing Operations

Revenues increased by $720,428, 17.0%, to $4,947,574 for the six months ended June 30, 2008 (the "first half of 2008") compared to $4,227,146 for the six months ended June 30, 2007 (the "first half of 2007"). The increase is attributable to an increase in commission and publishing revenues offset by a decrease in marketing revenues.

Selling and marketing expenses decreased by $34,813, 0.2% to $1,830,306 for the first half of 2008 compared to $1,865,119 for the first half of 2007. The decrease is attributable to a decrease in sales staff compensation costs offset by an increase in marketing costs associated with our specialty cruises: the first Cruising to Music trip occurred during the first quarter of 2008 and the first Enrichment Voyage occurred during the second quarter of 2008. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses increased by $256,449 or 10.2% to $2,767,036 for the first half of 2008 compared to $2,510,587 for the first half of 2007. The increase is primarily attributable to an increase in the general and administrative expenses associated with publishing activities commensurate with its increase in revenues and general and administrative expenses of Curves Travel which was acquired in May 2007. General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the first half of 2008 was $186,667 as compared to $111,750 for the first half of 2007. Amortization expense increased by $53,737 during the first half of 2008 as a result of amortization of intangible assets acquired in conjunction with the Curves Travel acquisition in May 2007 and an increase in the amortization expense of the Dunhill subscriber list. The remaining increase of $21,180 is attributable to an increase in depreciation expense.

Net interest expense increased from $4,220 for the first half of 2007 to $22,506 for the first half of 2008. The increase is primarily attributable to the first quarter of 2008 expense imputed on the receivable from Phoenix payable over 40 months and decreased interest income earned on lower cash balances at the bank at declining interest rates during the first half of 2008.

Our income before provision for income taxes was $141,059 in the first half of 2008 compared to our loss before benefit for income taxes of $264,530 in the first half of 2007. The income is due to an increase in revenues and a decrease in selling and marketing expenses, offset by an increase in general and administrative expenses, depreciation and amortization and net interest expense.

The provision for income taxes increased from a benefit of $83,233 for the first half of 2007 to a tax provision of $106,585 for the first half of 2008. The increase is directly related to the increase in results from operations where income before income taxes was $141,059 for the first half of 2008 whereas the loss before income taxes was $264,530 for the first half of 2007. The tax rate in the first half of 2008, 75.6%, was higher than the statutory rate because of the tax effect of non deductible items and a true up of prior year state taxes. The benefit rate in the first half of 2007, 31.5%, was lower than the statutory rate because of the tax effect of items deductible for book but not for tax purposes.

As a result of the foregoing, our income from continuing operations for the first half of 2008 was $34,474 compared to a loss from continuing operations of $181,297 in the first half of 2007.

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

The results of operations and cash flows of Phoenix has been removed from the results of continuing operations and the assets and liabilities of Phoenix have been classified as available for sale, as of December 31, 2007. The comparisons of the results of operations of Phoenix between the second quarters of 2008 and 2007 and the first halves of 2008 and 2007, respectively, are as follows:

                                                For the Three Months Ended June 30:
                                                                                Increase/
                                             2008              2007            (Decrease)
                                            -------        ------------        -----------
Revenues                                     $   0         $    59,533         $   (59,533)
Operating (loss)                             $   0         $  (140,094)        $   140,094
(Loss) on sale of Phoenix                    $   0                  --         $        --
Net (loss) from discontinued operations      $   0         $   (85,923)        $    85,923

                                                 For the Six Months Ended June 30:
                                                                              Increase/
                                                 2008            2007        (Decrease)
                                            ------------     ------------    ------------
Revenues                                    $   107,569      $  476,718      $  (369,149)
Operating (loss)                            $   (98,805)     $ (281,793)     $   182,988
(Loss) on sale of Phoenix                   $   (58,382)             --      $   (58,382)
Net (loss) from discontinued operations     $  (119,274)     $ (172,523)     $    53,249

As a result of the foregoing, our net income was $211,881 for the second quarter of 2008 compared to a net loss of $286,631 for the first quarter of 2007. Our net loss for the first half of 2008 was $84,800 compared to a net loss of $353,820 for the first half of 2007.

Liquidity and Capital Resources

Cash at June 30, 2008 was $1,767,327 as compared to $1,189,042 at December 31, 2007. The primary source of our liquidity and capital resources has come from our operations.

Cash flows provided by continuing operating activities for first half of 2008 and 2007 were $730,530 and $103,123, respectively. The increase of $627,407 in 2008 was primarily attributable to an increase of income from continuing operations of $215,771, an increase in non-cash operating items of $278,535 and an increase in cash provided by working capital items of $133,101.

Cash flows used in continuing investing activities for the first half of 2008 decreased to $100,157 from $1,175,423 during the first half of 2007. The primary decrease in cash out flows related to no acquisition activity in the first half of 2008 compared to $1,116,713 used for four acquisitions completed during the first half of 2007, an increase in intangible assets and the pre-disposition intercompany balance receivable from Phoenix totaling $335,766 in 2008, offset by a decrease in restricted cash of $295,177 during the first half of 2008.

Cash flows used in continuing financing activities for the first half of 2008 totaled $100,000 as result of payment of a note issued in conjunction with the La Tours acquisition. There were no cash flows from financing activities for the first half of 2007.

Cash flows provided by discontinued operations, solely from operating activities, increased by $61,025, to $47,912 provided during the first half of 2008 compared to a use of $13,113 in the first half of 2007.

At June 30, 2008, we had a working capital deficit of $553,555, as compared to a working capital deficit of $847,857 at December 31, 2007, an increase of working capital of $294,302. We had an accumulated deficit of $1,484,947 at June 30, 2008, a decrease of $84,800.

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

ITEM 4(T). - CONTROLS AND PROCEDURES

As of June 30, 2008 under the supervision of and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the "Evaluation Date"). Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with this evaluation, our management identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                            OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved from time to time in various legal claims and actions. We are involved from time to time in various legal claims and actions arising in the ordinary course of business. While from time to time claims are asserted that may make demands for sums of money, we do not believe that the resolution of any of these matters, either individually or in the aggregate, will materially affect our financial position, cash flows or the results of our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 7, 2008. Of the total number of common shares outstanding on March 25, 2008, a total of 16,381,753 were represented in person or by proxy. Results of votes with respect to proposals submitted at that meeting are as follows:

            a. To elect four nominees to serve as directors to hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. Our stockholders voted to elect all four nominees to serve as directors. Votes recorded by nominee were as follows:

                                                            Against/
       Nominee                              For             Withheld
       -------------------              ----------          --------
       Richard A. McKinnon              16,331,569           50,184
       Edward B. Rudner                 16,332,569           49,184
       Brian P. Froelich                16,331,269           50,484
       Frank Bracken                    16,330,369           51,384

            There were no broker non-votes in connection with the election of directors.

            b. To ratify our Board's appointment of Jewett, Schwartz, Wolfe & Associates as our independent public accountants for the 2008 fiscal year. Our stockholders voted to approve this proposal with 16,155,317 votes for and 226,435 votes against inclusive of 3,783 abstentions. There were no broker non-votes in connection with the ratification of our independent public accountants for fiscal 2008.

            c. To approve an amendment to the Company's 2005 Management and Director Equity Incentive and Compensation Plan to increase the number of shares to which stock options and restricted stock may be granted, by 1,000,000 shares to 3,500,000 shares. Our stockholders voted to approve this proposal with 15,727,585 votes for and 65,525 votes against inclusive of 9,600 abstentions. There were no broker non-votes in connection with the approval of the amendment to the Company's 2005 Management and Director Equity Incentive and Compensation Plan.

         No other matters were submitted to the vote of security holders during the second quarter of fiscal 2008.

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

-------------
   +                  Filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ONLINE VACATION CENTER HOLDINGS CORP.



                                    /S/ Edward B. Rudner
                                    --------------------------------------
                                    Chief Executive Officer, President,
                                      Chief Financial Officer and Director

Date: August 12, 2008