Form 10-Q
period 2008-09-30
ONLINE VACATION CENTER HOLDINGS CORP
filed 2008-11-06
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


             For the transition period from ____________ to ____________


                         Commission file number: 0-32137


                     Online Vacation Center Holdings Corp.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)

              Florida                                           65-0701352
              -------                                           ----------
   State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization                          Identification No.)

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

Indicate by check mark whether registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                [ ] Yes  [X] No

At November 6, 2008, the number of shares outstanding of the registrant's common stock, $0.0001 par value was 17,252,777.

                                                                                                   PAGE
                                                                                                   ----
Part  I.           Financial Information
--------           ---------------------
Item 1             Financial Statements (Unaudited)
                   Condensed Consolidated Balance Sheets                                             3
                   Condensed Consolidated Statements of Operations                                   4
                   Condensed Consolidated Statements of Cash Flows                                   5
                   Notes to Consolidated Financial Statements                                        6
Item 2             Management's Discussion and Analysis of Financial Condition
                      and Results of Operation                                                       19
Item 4T.           Controls and Procedures                                                           25
Part II            Other Information
-------            -----------------
Item 1             Legal Proceedings                                                                 26
Item 2             Unregistered Sales of Equity Securities and Use of Proceeds                       26
Item 3             Default upon Senior Notes                                                         26
Item 4             Submission of Matters to a Vote of Securities Holders                             26
Item 5             Other Information                                                                 26
Item 6             Exhibits                                                                          27
                     Exhibit 31.1 - Certification
                     Exhibit 31.2 - Certification
                     Exhibit 32.1 - Certification
                     Exhibit 32.2 - Certification

                      ONLINE VACATION CENTER HOLDINGS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 September 30,   December 31,
                                                                                     2008            2007
                                                                                 -------------   -------------
                                                                                  (Unaudited)      (Audited)
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                          $ 1,814,084    $ 1,189,042
Accounts receivable, net                                                               968,441      1,053,556
Deposits and prepaid items                                                             928,113        738,958
Deferred tax asset, net                                                                  4,387          1,665
Current assets held for sale                                                                --        504,088
                                                                                   -----------    -----------
Total Current Assets                                                                 3,715,025      3,487,309

Restricted cash                                                                         50,000        351,243
Property and equipment, net                                                             96,767        127,548
Deferred tax asset, net                                                                345,642        431,317
Intangible assets, net                                                               1,154,392        988,466
Goodwill                                                                             1,754,279      1,754,279
Other assets                                                                            64,788             --
Long lived assets held for sale                                                             --      1,909,274
                                                                                   -----------    -----------
Total Assets                                                                       $ 7,180,893    $ 9,049,436
                                                                                   ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                           $ 1,030,239    $   980,078
Deferred revenue                                                                     2,728,137      2,384,720
Notes payable, current portion                                                         425,549        427,686
Current liabilities held for sale                                                           --        542,682
                                                                                   -----------    -----------
Total Current Liabilities                                                            4,183,925      4,335,166

Notes payable                                                                           92,571        182,074

Non current liabilities available for sale                                                  --        302,176

                                                                                   -----------    -----------
Total Liabilities                                                                    4,276,496      4,819,416
                                                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding                                           --             --
Common stock, 80,000,000 shares authorized at
$.0001 par value; 17,252,777 and 18,492,977 shares
issued and outstanding                                                                   1,725          1,849
Additional paid-in capital                                                           4,348,904      5,628,318
Accumulated deficit                                                                 (1,443,077)    (1,400,147)
Treasury stock at cost; 5,000 shares                                                    (3,155)            --
                                                                                   -----------    -----------
Total Stockholders' Equity                                                           2,904,397      4,230,020
                                                                                   -----------    -----------

Total Liabilities and Stockholders' Equity                                         $ 7,180,893    $ 9,049,436
                                                                                   ===========    ===========


The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

                      ONLINE VACATION CENTER HOLDINGS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               For the Three Months Ended           For the Nine Months Ended
                                                                      September 30,                        September 30,
                                                             ------------------------------       ------------------------------
                                                                  2008              2007               2008            2007
                                                             --------------   -------------       -------------    -------------
NET REVENUES                                                  $  1,975,977    $  1,812,478         $  6,923,551    $  6,039,624

OPERATING EXPENSES:
  Selling and marketing                                            584,221         928,313            2,414,527       2,793,431
  General and administrative                                     1,204,533       1,242,984            3,971,569       3,753,572
  Depreciation and amortization                                    108,174          70,536              294,841         182,286
                                                             -------------    ------------         ------------    ------------

OPERATING INCOME (LOSS)                                             79,049        (429,355)             242,614        (689,665)

Interest (expense), net                                             (2,876)         (7,737)             (25,382)        (11,957)
                                                             -------------    ------------         ------------    ------------

Income (loss) from continuing operations before provision
    (benefit) for income taxes                                      76,173        (437,092)             217,232        (701,622)

Provision (benefit) for income taxes                                34,303        (166,555)             140,888        (249,788)
                                                             -------------    ------------         ------------    ------------

Income (loss) from continuing operations                            41,870        (270,537)              76,344        (451,834)

DISCONTINUED OPERATIONS:

Loss from discontinued operations of Phoenix
    International Publishing, LLC, net of tax                           --         (68,750)            (119,274)       (241,273)
                                                             -------------    ------------         ------------    ------------

NET INCOME (LOSS)                                             $     41,870    $   (339,287)        $    (42,930)       (693,107)
                                                             =============    ============         ============    ============

EARNINGS PER SHARE - Basic
 Income (Loss) from continuing operations                     $         --    $      (0.02)        $         --    $      (0.02)
 (Loss) from discontinued operations                          $         --              --         $      (0.01)          (0.02)
                                                             -------------    ------------         ------------    ------------
  Net (Loss)                                                  $         --    $      (0.02)        $         --    $      (0.04)
                                                             =============    ============         ============    ============

Weighted average shares outstanding - Basic                     17,252,777      18,492,977           17,666,249    $ 18,480,907
                                                             =============    ============         ============    ============

EARNINGS PER SHARE - Diluted
 Income (Loss) from continuing operations                     $         --    $      (0.02)        $         --    $      (0.04)
  (Loss) from discontinued operations                         $         --              --         $      (0.01)          (0.02)
                                                             -------------    ------------         ------------    ------------
  Net (Loss)                                                  $         --    $      (0.02)        $         --    $      (0.06)
                                                             =============    ============         ============    ============

Weighted average shares outstanding - Diluted                   17,252,777      18,492,977           17,666,249      18,480,907
                                                             =============    ============         ============    ============




The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.
                                       4

                      ONLINE VACATION CENTER HOLDINGS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the Nine Months Ended
                                                                      -----------------------------------------
                                                                          September 30,         September 30,
                                                                              2008                  2007
                                                                      -------------------   -------------------
Cash flows from continuing operating activities:
     Net loss                                                         $           (42,930)  $          (693,107)
       Loss from discontinued operations, net of tax                             (119,274)              241,273
                                                                      -------------------   -------------------
       Income (loss) from continuing operations                                    76,344              (451,834)
     Adjustments to reconcile to net cash inflow from
       operating activities:
       Depreciation and amortization                                              294,841               182,286
       Stock based compensation expense                                           126,712               150,376
       Imputed interest expense- net                                                5,171                13,588
       Deferred income tax expense (benefit)                                       82,952              (246,321)
     Decrease in accounts receivable                                               85,115                47,588
     (Increase) in deposits and prepaid items                                    (161,062)             (536,688)
     Increase (Decrease) in accounts payable and accrued liabilities               50,161               (84,617)
     Increase in deferred revenue                                                 343,416             1,011,050
                                                                      -------------------   -------------------
Net cash provided by operating activities                                         903,650                85,428
                                                                      -------------------   -------------------

Cash flows from continuing investing activites:
     Capital expenditures                                                         (62,178)             (117,906)
     Increase in intangible assets                                               (367,807)               (3,110)
     Decrease (Increase) in restricted cash                                       301,243               (15,233)
     Increase in receivable upon disposition of discontinued operation            (89,691)                    -
     Cash paid upon disposition of discontinued operation                          (4,932)                    -
     Cash paid for acquisition in excess of cash received                               -            (1,116,713)
                                                                      -------------------   -------------------
Cash used in investing activities                                                (223,365)           (1,252,962)
                                                                      -------------------   -------------------

Cash flows from continuing financing activites:
     Acquisition of treasury stock under approved repurchase plan                  (3,155)                    -
     Repayment of note payable                                                   (100,000)             (125,000)
                                                                      -------------------   -------------------
Cash used in financing activities                                                (103,155)             (125,000)
                                                                      -------------------   -------------------

Discontinued Operations
     Cash provided by (used in) operating activities                               47,912              (193,162)
                                                                      -------------------   -------------------
Cash provided by (used in) discontinued operations                                 47,912              (193,162)
                                                                      -------------------   -------------------

Increase (Decrease) in cash during the period                                     625,042            (1,485,696)

Cash at the beginning of the period                                             1,189,042             2,658,885
                                                                      -------------------   -------------------

Cash at the end of the period                                         $         1,814,084   $         1,173,189
                                                                      ===================   ===================

Supplemental information:
     Cash paid for interest                                           $            16,273   $            17,500
                                                                      ===================   ===================
     Cash paid for taxes                                              $            15,684   $             6,250
                                                                      ===================   ===================
     Common stock issued in conjunction with acquisitions             $                 -   $           337,500
                                                                      ===================   ===================
      Net debt issued in conjunction with acquisitions                $                 -   $           216,610
                                                                      ===================   ===================
     Common stock received in conjunction with disposition of
       discontinued operation                                         $         1,406,250   $                 -
                                                                      ===================   ===================
     Reduction in fair value of conversion feature of debt            $                 -   $            11,187
                                                                      ===================   ===================

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.
                                       5

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

The results of operations for the three months ended and nine months September 30, 2008 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

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

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                        For the three months ended September 30:
                                        ----------------------------------------
                                               2008                  2007
                                              ------              ----------
     Revenues                                   $ 0               $ 198,758

     Loss before income taxes                   $ 0               $ 111,033
     Loss on sale of Phoenix                      0                      --
     Income tax benefit                           0                  42,283
                                                ----              ---------
     Loss from discontinued operations          $ 0               $  68,750
                                                ====              =========

                                         For the nine months ended September 30:
                                         ---------------------------------------
                                               2008                    2007
                                             ---------              ----------
     Revenues                                $ 107,569              $  675,475

     Loss before income taxes                $  98,503              $  392,826
     Loss on sale of Phoenix                    58,382                      --
     Income tax benefit                         37,611                 151,553
                                             ---------              ----------
     Loss from discontinued operations       $ 119,274              $  241,273
                                             =========              ==========

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
                                                                 ===========

In conjunction with the Acquisition Agreement, Phoenix is obligated to pay its pre-disposition intercompany debt balance to the Company of $100,000 in forty consecutive monthly payments of $2,500 commencing on October 1, 2008. The series of forty monthly payments of $2,500 has been discounted, using the Company's estimated incremental borrowing rate of 6.5% and the aggregate related unamortized net imputed interest of $10,309 as of September 30, 2008 has been offset against the face value of the receivable and a corresponding interest expense recorded. The current portion of this receivable from Phoenix, $24,903, has been classified as deposits and prepaid items and the remaining balance of $64,788 as other assets as of September 30, 2008.

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

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      In October 2008 the FASB issued FASB Staff Position ("FSP") SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, ("FSP 157-3") to clarify the application of the provisions of FAS157 in an inactive market and how an entity would determine fair value in an inactive market. FSP157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

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

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Noncontrolling Interest in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51, ("FAS 160"). This Standard amends Accounting Research Bulletin No. 51 ("ARB 51") to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of FAS 141(R). FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets,", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FAS 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FAS 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 upon its consolidated financial statements.

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

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" The FSP, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No. 162). FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. FAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AICPA Audit Section No. 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

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

                                                                Quarter Ended September 30,
                                                                  2008             2007
                                                             ---------------   -------------
Numerator:
Continuing operations:
   Income (loss from) continuing operations                  $        41,870   $   (270,537)
    Effect of dilutive convertible debt                                   --             --
                                                             ---------------   ------------
        Total                                                $        41,870   $   (270,537)
                                                             ===============   ============

Discontinued operations
    Loss from discontinued operations                        $            --   $    (68,750)
                                                             ===============   ============

        Net income (loss)                                    $        41,870   $   (339,287)
                                                             ===============   ============

Denominator:
   Weighted average number of shares outstanding - basic          17,252,777     18,492,977
     Effect of dilutive stock options and convertible debt                --             --
                                                             ---------------   ------------
   Diluted                                                        17,252,777     18,492,977
                                                             ===============   ============
EPS:
   Basic:
     Continuing operations                                   $            --   $      (0.02)
      Discontinued operations                                             --             --
                                                             ---------------   ------------
        Net income (loss)                                    $            --   $      (0.02)
                                                             ===============   ============

   Diluted
     Continuing operations                                   $            --   $      (0.02)
      Discontinued operations                                             --             --
                                                             ---------------   ------------
        Net (income) loss                                    $            --   $      (0.02)
                                                             ===============   ============

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                             Nine Months Ended September 30,
                                                                 2008                2007
                                                             ------------    ---------------
Numerator:
Continuing operations:
   Income (loss) from continuing operations                  $     76,344    $     (451,834)
    Effect of dilutive convertible debt                                --                --
                                                             ------------    --------------
        Total                                                $     76,344    $     (451,834)
                                                             ============    ==============

Discontinued operations
    Loss from discontinued operations                        $   (119,274)   $     (241,273)
                                                             ============    ==============

        Net loss                                             $    (42,930)   $     (693,107)
                                                             ============    ==============

Denominator:
   Weighted average number of shares outstanding - basic       17,666,249        18,480,907
     Effect of dilutive stock options and convertible debt             --                --
                                                             ------------    --------------
   Diluted                                                     17,666,249        18,480,907
                                                             ============    ==============

EPS:
   Basic:
     Continuing operations                                   $         --    $        (0.02)
      Discontinued operations                                       (0.01)            (0.02)
                                                             ------------    --------------
        Net loss                                             $         --    $        (0.04)
                                                             ============    ==============

   Diluted
     Continuing operations                                   $         --    $        (0.02)
      Discontinued operations                                       (0.01)            (0.02)
                                                             ------------    --------------
        Net loss                                             $         --    $        (0.04)
                                                             ============    ==============

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

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On March 26, 2008, 232,400 stock options were granted to seven employees under the Plan. All options have a five-year life and an exercise price of $1.27. All options granted during the quarter vest two years after date of grant. No options were granted during the quarter ended September 30, 2008.

A summary of the activity in our Plan for the quarter ended September 30, 2008 is presented below:

                                                                      Weighted Average
                                                          Shares       Exercise Price
                                                          ------       --------------
     Options outstanding at December 31, 2007          2,215,000          $ 1.41
     Granted                                             232,400            1.27
     Canceled                                                  -            0.00
     Exercised                                                 -            0.00
                                                      ----------          ------
     Options outstanding at September 30, 2008         2,447,400          $ 1.39
                                                      ==========          ======

The weighted fair value of options granted during the nine months ended September 30, 2008 was $0.04 with the following assumptions: average expected life of 3.5 years; 2.03% average interest rate; 42.1% volatility; 5% forfeiture rate. Compensation cost recognized for the quarters ended September 30, 2008 and 2007 and the nine month periods then ended was $28,805, $44,149, $110,462 and $131,856, respectively.

As of September 30, 2008, there was approximately $85,563 of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our option plan as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 13 months. The number of non-exercisable shares was 587,400 shares of common stock at September 30, 2008. At September 30, 2008, 1,860,000 shares of common stock at $1.27 per share were exercisable.

For the nine months ended September 30, 2008, 9,800 restricted shares were granted to employees and directors under the Plan. Compensation expense for the nine months ended September 30, 2008 and 2007 related to the restricted share grants was $16,250 and $18,520, respectively. No restricted shares were granted during the three months ended September 30, 2008.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. INCOME TAXES

The provision for income taxes from continuing operations for the three months and six months ended September 30, 2008 and September 30, 2007, respectively, consists of the following:

                                           For the Three Months Ended    For the Nine Months Ended
                                                  September 30,                September 30,
                                                  -------------                -------------
                                                2008         2007             2008         2007
                                             ---------   ----------       ----------     -------
Current
  Federal                                    $      --    $  (7,211)      $      --    $  (7,211)
  State                                          2,397        3,745          20,364        3,745
                                             ---------    ---------       ---------    ---------
                                                 2,397       (3,466)         20,364       (3,466)
                                             ---------    ---------       ---------    ---------
Deferred
  Federal                                    $  27,357    $(139,452)      $ 103,341    $(210,816)
  State                                          4,549      (23,637)         17,183      (35,506)
                                             ---------    ---------       ---------    ---------
                                             $  31,906     (163,089)        120,524     (246,322)
                                             ---------    ---------       ---------    ---------
Total provision (benefit) for income
taxes - net                                  $  34,303    $(166,955)      $ 140,888    $(249,788)
                                             =========    =========       =========    =========

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                                                 For the Three Months Ended         For the Nine Months Ended
                                                        September 30,                       September 30,
                                                        -------------                       -------------
                                                    2008            2007                2008            2007
                                                  --------        --------            --------        --------
Statutory federal income tax (benefit)
   rate                                            35.0%           (35.0)%            35.0%            (35.0)%
State income taxes net of federal
   income tax benefit                               3.6             (3.6)              3.6              (3.6)
True up of prior year's state income
   taxes net of federal income tax
   benefit                                         (1.7)             -.-               7.7               -.-
Tax effect of non deductible items                  8.1              0.5              18.6               3.0
                                                  ------           ------             -----           ------
Effective income tax (benefit) rate                45.0%           (38.1)%            64.9%            (35.6)%
                                                  ======           ======             -----           ======

The tax effect of non-deductible items in 2008 include stock compensation expense related to incentive stock options of $28,601 and $87,348 for the three months ended and nine months ended September 30, 2008, respectively, and net imputed interest expense of associated with the debt issued in conjunction with the acquisition of La Tours and Cruises, Inc. net of the imputed interest income from the receivable from Phoenix.

              ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

                                                     September 30,         December 31,
                                                         2008                  2007
                                                    -------------        ----------------
Net operating loss carry-
     forwards and AMT tax credit                    $     340,300        $        430,328
Depreciation and amortization                             (89,266)                (49,635)
Accruals and other                                         98,995                  52,289
                                                    -------------        ----------------
         Deferred income tax asset                  $     350,029        $        432,982
                                                    =============        ================

The net deferred tax assets are comprised of the following:

                                                     September 30,          December 31,
                                                         2008                   2007
                                                   ----------------     -------------------
         Current                                   $          4,387     $             1,665
         Non-current                                        345,642                 431,317
                                                   ----------------     -------------------
         Net deferred income tax asset             $        350,029     $           432,982
                                                   ================     ===================

7. TREASURY STOCK

On August 1, 2008, the Company announced that its Board of Directors had approved a program to repurchase of up to $200,000 of the Company's common stock to be funded from available working capital and subject to the applicable rules and regulations of the Securities and Exchange Commission and other applicable legal requirements. The program will not extend beyond June 30, 2009, does not require the Company to acquire a specific number of shares and may be suspended from time to time or discontinued. On September 30, 2008, the Company purchased 5,000 shares of its common stock in the open market at a cost of $3,155.

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

9. SUBESEQUENT EVENT

On October 1, 2008, the Company paid $337,085 to the former owner of La Fern, Inc representing payment in full of the note payable and accrued interest thereon issued in conjunction with the acquisition of La Fern Inc. in October 2006.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Continuing operations:

Revenues increased by $163,499, 9.0%, to $1,975,977 for the three months ended September 30, 2008 ("the third quarter of 2008") compared to $1,812,478 for the three months ended September 30, 2007 ("the third quarter of 2007"). The increase is attributable to an increase in publishing revenues offset by a decrease in commission revenues.

Selling and marketing expenses decreased by $344,092, 37.1%, to $584,221 for the third quarter of 2008 compared to $928,313 for the third quarter of 2007. The decrease is primarily attributable to a decrease in sales staff compensation and marketing costs. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses decreased by $38,451, 3.1%, to $1,204,533 for the third quarter of 2008 compared to $1,242,984 for the third quarter of 2007. The decrease is primarily attributable to a decrease in professional services and occupancy expenses offset by an increase in compensation related expenses. General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense increased by $37,638 to $108,174 for the third quarter of 2008 compared to $70,536 for the third quarter of 2007. The increase is attributable to an increase in the amortization expense of the Dunhill subscriber list.

Net interest expense decreased from $7,737 for the third quarter of 2007 to $2,876 for the third quarter of 2008. The reduction in net interest expense for third quarter of 2008 was primarily attributable to lower balances of debt outstanding in conjunction with our acquisition of Thoroughbred Travel, LLC and La Tours and Cruises, Inc ("La Tours").

Our income before provision for income taxes was $76,173 in the third quarter of 2008 compared to a loss before benefit for income taxes of $437,092 in the third quarter of 2007. These results are primarily attributable to an increase in revenues and a decrease in selling and marketing expenses during the third quarter of 2008.

The provision for income taxes increased to $34,303 for the third quarter of 2008 compared to a benefit for income taxes of $166,555 for the third quarter of 2007. The increase is directly related to our increase in income before income taxes of $76,173 during the third quarter of 2008 compared to a loss before income tax benefits of $437,092 in the third quarter of 2007. The tax rate in the third quarter of 2008, 45%, was due to the tax effect of non deductible items and a true up of prior year state taxes. The tax benefit rate in the third quarter of 2007 was 38.1%.

As a result of the foregoing, our income from continuing operations was $41,870 for the third quarter of 2008 compared to a loss from continuing operations of $270,537 for the third quarter of 2007.

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Continuing Operations

Revenues increased by $883,927, 14.6%, to $6,923,551 for the nine months ended September 30, 2008 compared to $6,039,624 for the nine months ended September 30, 2007. The increase is attributable to an increase in commission and publishing revenues offset by a decrease in marketing revenues.

Selling and marketing expenses decreased by $378,094, 13.6% to $2,414,527 for the nine months ended September 30, 2008 compared to $2,793,431 for the nine months ended September 30, 2007. The decrease is attributable to a decrease in sales staff compensation costs and marketing materials production expenses. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses increased by $217,997 or 5.8% to $3,971,569 for the nine months ended September 30, 2008 compared to $3,753,572 for the nine months ended September 30, 2007. The increase is primarily attributable to an increase in the general and administrative expenses associated with publishing activities commensurate with its increase in revenues and general and administrative expenses of Curves Travel which was acquired in May 2007. General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the nine months ended September 30, 2008 was $294,841 as compared to $182,286 for the nine months ended September 30, 2007. Amortization expense increased by $91,908 as a result of amortization of intangible assets acquired in conjunction with the Curves Travel acquisition in May 2007 and an increase in the amortization expense of the Dunhill subscriber list. The remaining increase of $20,647 is attributable to an increase in depreciation expense.

Net interest expense increased from $11,957 for the nine months ended September 30, 2007 to $25,382 for the nine months ended September 30, 2008. The increase is primarily attributable to the first quarter of 2008 expense imputed on the receivable from Phoenix payable over 40 months and decreased interest income earned on lower cash balances at the bank at declining interest rates during the nine months ended September 30, 2008.

Our income before provision for income taxes was $217,232 for the nine months ended September 30, 2008 compared to our loss before benefit for income taxes of $701,622 for the nine months ended September 30, 2007. These results are primarily attributable to an increase in revenues and a decrease in selling and marketing expenses, offset by an increase in general and administrative expenses, depreciation and amortization and net interest expense.

The provision for income taxes increased from a benefit of $249,788 for the nine months ended September 30, 2007 to a tax provision of $140,888 for the nine months ended September 30, 2008. The increase is directly related to the increase in results from operations where income before income taxes was $217,232 for the nine months ended September 30, 2008 whereas the loss before income taxes was $701,622 for the nine months ended September 30, 2007. The tax rate for the nine months ended September 30 2008, 64.9%, was higher than the statutory rate because of the tax effect of non deductible items and a true up of prior year state taxes. The benefit rate for the nine months ended September 30 2007 was 35.6%.

As a result of the foregoing, our income from continuing operations for the nine months ended September 30, 2008 was $76,344 compared to a loss from continuing operations of $451,834 for the nine months ended September 30, 2007.

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

The results of operations and cash flows of Phoenix has been removed from the results of continuing operations and the assets and liabilities of Phoenix have been classified as available for sale, as of December 31, 2007. The comparisons of the results of operations of Phoenix between the third quarters of 2008 and 2007 and the nine months ended September 30th of 2008 and 2007, respectively, are as follows:

                                                   For the Three Months Ended September 30:
                                                                                      Increase/
                                                  2008                  2007         (Decrease)
                                                 ------             ------------     ----------
Revenues                                          $   0             $   198,758      $ (198,758)
Operating (loss)                                  $   0             $  (112,004)     $  112,004
(Loss) on sale of Phoenix                         $   0                      --      $       --
Net (loss) from discontinued operations           $   0             $   (68,750)     $   68,750

                                                      For the Nine Months Ended September 30:
                                                                                            Increase/
                                                      2008                    2007          (Decrease)
                                                   ----------             ------------      ----------
Revenues                                          $   107,569             $    675,475      $ (567,906)
Operating (loss)                                  $   (98,805)            $   (393,797)     $  294,992
(Loss) on sale of Phoenix                         $   (58,382)                      --      $  (58,382)
Net (loss) from discontinued operations           $  (119,274)            $   (241,273)     $  121,999

As a result of the foregoing, our net income was $41,870 for the three months ended September 30, 2008 compared to a net loss of $339,287 for the three months ended September 30, 2007. Our net loss for the nine months ended September 30, 2008 was $42,930 compared to a net loss of $693,107 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Cash at September 30, 2008 was $1,814,084 as compared to $1,189,042 at December 31, 2007. The primary source of our liquidity and capital resources has come from our operations.

Cash flows provided by continuing operating activities for nine months ended September 30th of 2008 and 2007 were $903,650 and $85,428, respectively. The increase of $818,222 in 2008 was primarily attributable to an increase of income from continuing operations of $528,178 and an increase in non-cash operating items of $409,747, partially offset by an increase in cash used by working capital items of $119,703.

Cash flows used in continuing investing activities for the nine months ended September 30, 2008 decreased to $223,365 from $1,252,962 during the nine months ended September 30, 2007. The primary decrease in cash out flows related to no acquisition activity in 2008 compared to $1,116,713 used for four acquisitions completed during the first half of 2007 and a decrease in restricted cash of $316,476, partially offset by an increase in intangible assets and the pre-disposition intercompany balance receivable from Phoenix totaling $459,320 in 2008.

Cash flows used in continuing financing activities for the nine months ended September 30, 2008 totaled $103,155 as result of payment of a note issued in conjunction with the La Tours acquisition and the repurchase of 5,000 shares of common stock in the open market totaling $3,155 in accordance with its previously announced buy-back program. Cash flows used in continuing financing activities for the nine months ended September 30, 2007 totaled $125,000 as result of payment of a note issued in conjunction with the Thoroughbred Travel acquisition.

Cash flows provided by discontinued operations, solely from its operating activities, increased by $241,074, to $47,912 provided during the nine months ended September 30, 2008 compared to a use of $193,162 for the nine months ended September 30, 2007.

At September 30, 2008, we had a working capital deficit of $468,900, as compared to a working capital deficit of $847,857 at December 31, 2007, an increase of working capital of $378,957. At September 30, 2008, we had an accumulated deficit of $1,443,077, as compared to an accumulated deficit of $1,400,147 at December 31, 2007, a deficit increase of $42,930.

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

ITEM 4(T). - CONTROLS AND PROCEDURES

As of September 30, 2008 under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the "Evaluation Date"). Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of Online Vacation Center Holdings Corp. common stock during the third quarter of the 2008 fiscal year:


                                                                           (c) Total
                                                                           Number of
                                                                          Shares (or     (d) Maximum Number
                                                                            Units)         (or Approximate
                                                                         Purchased as     Dollar Value) of
                                                                           Part of a       Shares that May
                                         (a) Total                          Publicly       Yet Be Purchased
                                         Number of       (b) Average        Announced         Under the
                                          Shares         Price Paid         Plan or            Plan or
Period                                   Purchased       per Share        Program (1)         Programs
------                                   ---------       ---------        -----------         --------
July 1, 2008 - July 31, 2008                  --          $    --               --           $       --
August 1, 2008 - August 31, 2008              --          $    --               --           $  200,000
September 1, 2008 - September 30, 2008     5,000          $ 0.631            5,000           $  196,845
                                           -----          -------            -----
   Total                                   5,000          $ 0.631            5,000           $  196,845
                                           =====          =======            =====

-----------------
     On August 1, 2008, the Company announced that its Board of Directors had approved a program to repurchase of up to $200,000 of the Company's common stock to be funded from available working capital and subject to the applicable rules and regulations of the Securities and Exchange Commission and other applicable legal requirements. The program will not extend beyond June 30, 2009, does not require the Company to acquire a specific number of shares and may be suspended from time to time or discontinued

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

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

--------------
   +                   Filed herewith

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

Date: November 6, 2008