Form 10-K
period 2008-12-31
ONLINE VACATION CENTER HOLDINGS CORP
filed 2009-03-27
CIK 1058786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____ from ________ to

Commission file number: 0-32137

ONLINE VACATION CENTER HOLDINGS CORP.
(Name of Small business Issuer in Its Charter)

Florida	65-0701352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

          1801 N.W. 66TH Avenue, Suite 102, Plantation, FL 33313
              (Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number, Including Area Code:

(954) 377-6400

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act.           Yes [  ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes [  ]    No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes        No [  ]

Indicate by check mark if disclosure pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer    [  ]                                                      Accelerated filer                 [  ]
Non-accelerated filer     [  ]                                                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).        Yes [  ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,958,589 as of December 31, 2008 based on the closing price of the issuer's common stock on the Over-the-Counter Bulletin Board on said date ($0.50 per share). For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant's common stock as of December 31, 2008: 17,252,777

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format:    Yes [  ]       No [X]

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations, assumptions, estimates and projections about Online Vacation Center Holdings Corp. (the "Company") and our industry. These forward-looking statements are subject to the many risks and uncertainties that exist in our operations and business environment that may cause actual results, performance or achievements of the Company to be different from those expected or anticipated in the forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in “Risk Factors” contained in Part I, Item 1 of this Annual Report on Form 10-K and the risks discussed in our other filings with the Securities and Exchange Commission. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events or circumstances occur.

 PART I

Item 1 - Description of Business

Overview

Online Vacation Center Holdings Corp., a Florida holding company ("we," "us," or the "Company"), provides vacation travel services through eight wholly-owned subsidiaries. Our portfolio of travel companies include:

•

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

•	Dunhill Vacations, Inc. ("Dunhill"), the publisher of three travel newsletters, "Top Travel Values", "Spotlight", and "TRAVELFLASH", and
•

La Tours and Cruises, Inc. and Thoroughbred Travel, LLC, our Houston travel agencies operating as "West University Travel / Journeys Unlimited", focused on providing luxury personal travel products such as cruises, European tours and all-inclusive vacations.

We are focused on internally growing and developing our group of diversified vacation marketing companies with a range of products that can be cross-marketed to our extensive customer base and providing a high degree of personalized service to help customers research, plan and purchase a vacation.

We were originally incorporated in the State of Florida under the name of Online Vacation Center Holdings, Inc. in October 2000 by Edward B. Rudner. On March 16, 2006, we acquired control of Alec Bradley Cigar Corp, a publicly traded company and the predecessor to our Company in a reverse merger transaction. For accounting purposes Online Vacation Center Holdings, Inc. is the accounting survivor and surviving business entity; however, Alec Bradley Cigar Corp was the surviving legal entity. In conjunction with the transaction, Alec Bradley Cigar Corp changed its name to Online Vacation Center Holdings Corp.

Since completing the reverse merger transaction on March 15, 2006, we have acquired five companies, and certain assets of a sixth company.

All references in this Annual Report to the "Company", "we" or "our" refer to Online Vacation Center Holdings Corp. and our subsidiaries unless otherwise noted. Our main telephone number is 954-377-6400 and our web site is located at www.onlinevacationcenter.com. The content on our web site is not incorporated by reference into this filing.

The Industry

As reported by Travel Industry Association, the total domestic US travel and tourism market was estimated at $646 billion dollars in 2005. Industry sources estimate that the global cruise industry carried 17.2 million cruise passengers in 2008 compared to 16.6 million cruise passengers carried in 2007. From 2004 to 2008 North America has experienced a compound annual growth rate in cruise passengers of approximately 4.4%. Approximately 66% of the cruise passengers in the world are sourced from North America, where cruising has developed into a mainstream alternative to land-based resort and sightseeing vacations. Approximately 10.5 million North American-sourced cruise passengers took cruise vacations for two or more consecutive nights in 2007, and industry sources estimate that approximately the same number of passengers cruised in 2008. This market has grown significantly in prior years and we expect that it will continue to grow in the future as new capacity is introduced. Cruising appeals to a broad demographic range. Industry surveys estimate that there are approximately 127 million potential cruise guests in North America (defined as members of households with a minimum income of $40,000, that are headed by a person who is at least 25 years old). According to these surveys, more than half of these individuals have expressed an interest in taking a cruise as a vacation alternative.

Additionally, increased usage and familiarity with the internet have driven rapid growth in online penetration of travel expenditures According to PhoCusWright, an independent travel, tourism and hospitality research firm, the U.S. travel market entered a new era of channel balance in 2007, which was the first year that more travel was purchased online than offline in the U.S. PhoCusWright believes that the gap between online and offline will continue to widen as more and more travelers shift behavior to online shopping and buying. The online leisure/unmanaged business travel market in 2007 was US$89 billion, over one-third of the total travel market (which includes offline leisure/unmanaged business and on-and offline corporate travel).

Operations

We provide vacation marketing services from our call center located in Plantation, Florida and our retail location in Houston, Texas. Sales are completed via the Internet, by telephone, or in person.

Marketing

We market our vacation services by utilizing publications, direct mail, outbound telemarketing and email blasts. We are able to stay in touch with consumers by utilizing these methods.

Principal Suppliers

We have historically been highly dependent on our relationships with five major cruise lines: Celebrity Cruises, Norwegian Cruise Line, Princess Cruises, Azamara Cruises and Royal Caribbean Cruise Line. Additionally, we also depend on third party service providers for processing certain fulfillment services.

Intellectual Property

We have registered three service marks: two for "Online Vacation Center" and one for "Your Personal Vacation Managers".

Personnel

At December 31, 2008, we had 52 full-time employees; 42 are sales and marketing personnel, and 10 hold administrative and executive positions. No personnel are covered by a collective bargaining agreement. We believe our relationship with our employees is good.

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

Item 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should consider the following factors carefully before deciding to purchase shares of our common stock. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

We operate in an increasingly competitive global environment.

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

The recent global economic and financial market crisis may have a negative effect on our business and operations.

The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which may have a negative effect on our business and operations.Many of our customers, and travel suppliers have been severely affected by the current economic turmoil. Current or potential customers may be unable to fund purchases or reduce purchases, all of which has and could continue to lead to reduced demand for our products and services, resulting in reduced gross margins, and increased customer payment delays or defaults. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve.

The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks. The foregoing conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in impairment charges which may be material to our financial condition or results of operations.

If we do not have adequate financing, we may not be able to implement our business growth strategy

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

Over recent years, we have experienced downward pressure on remuneration from our suppliers.

A substantial portion of our revenue is derived from compensation negotiated with travel suppliers. Over recent years, cruise, air and hotel travel suppliers have generally reduced or in some cases eliminated payments to travel agents and other travel intermediaries. No assurances can be given that travel suppliers will not further reduce of eliminate compensation, or attempt to charge travel agencies for content, any of which could reduce our revenue and margins thereby adversely affecting our business and financial performance.

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

We rely on third-party service providers for certain fulfillment, processing, and other services. If these third-parties experience difficulty meeting our requirements or standards, it could damage our reputation or make it difficult for us to provide certain services to our clients and operate some aspects of our business. In addition, if such third-party service providers were to cease operations, temporarily or permanently, or face financial distress, we could suffer increased costs and delays in our ability to provide similar services until an equivalent service provider could be found or we could develop our technology or operations. In addition, we rely increasingly on outsourced providers of traveler care and information technology services. If we are unsuccessful in choosing high quality partners or we ineffectively manage these partnerships it could have an adverse impact on our operations and financial results.

There can be no assurance that our systems, procedures and controls will be adequate to support our operations as it expands which could significantly increase our expenses and delay or prevent growth.

We expect to continue to grow internally. We expect to spend significant time and effort expanding our existing businesses.There can be no assurance that our systems, procedures and controls will be adequate to support our operations as they expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified or retained by us. To the extent that we are unable to manage our growth efficiently and effectively, or are unable to attract and retain qualified management, our business, financial condition and results of operations could be materially adversely affected.

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

Net revenues and net income are generally lower in the third quarter. We expect seasonality to continue in the future. Our quarterly results of operations may also be subject to fluctuations as a result of the changes in the mix of services offered by us, internal growth rates, fare wars by travel providers, fuel surcharges levied by travel providers, changes in relationships with certain travel providers, the timing of the payment of overrides by travel providers, extreme weather conditions or other factors affecting travel. Unexpected variations in quarterly results could also adversely affect the price of our common stock, which in turn could limit our ability to expand.

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

Our operations and business strategy are dependent on the efforts and relationships of Edward Rudner. Furthermore, the Company is dependent on the senior management of previously acquired businesses. If any of these individuals become unable to continue in their roles with the Company, our business could be adversely affected. Although the Company has entered into employment agreement with Mr. Rudner there can be no assurance that he will be able to continue in his present capacity for any particular period of time.

Edward Rudner has the ability to control the Company's business and corporate affairs.

Edward Rudner and his affiliates beneficially own shares of common stock representing approximately 60.2% of the total voting power of the common stock of the Company. Mr. Rudner will be able to exercise control over the Company's affairs and be able to elect the entire board of directors and to control the disposition of any matter submitted to a vote of our shareholders.

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

Item 2 - Description of Property

Properties

We lease approximately 10,000 square feet of office space as our principal location in Plantation, Florida where we have our corporate offices and our call center. The current lease term is through June 30, 2011. We also lease 2,350 square feet for our retail location for West University Travel / Journeys Unlimited in Houston, Texas which expires on December 31, 2009.

Item 3 - Legal Proceedings

From time to time, the Company is involved in various legal claims and actions arising in the ordinary course of business, While from time to time claims are asserted that may make demands for sums of money, we do not believe that the resolution of any of these other matters, either individually or in the aggregate, will materially affect our financial position, cash flows or the results of our operations.

Item 4 – Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5 - Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's shares of common stock are traded over-the-counter and quoted on the OTC Electronic Bulletin Board under the symbol "ONVC”. Historically the stock is thinly traded and transactions in the stock are sporadic and infrequent. The following table sets forth the high and low bid quotations for the Company's common stock for the periods indicated. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

Period	High	Low
Three Months Ended March 31, 2008	$1.05	$0.26
Three Months Ended June 30, 2008	$1.05	$0.30
Three Months Ended September 30, 2008	$1.05	$0.30
Three Months Ended December 31, 2008	$0.90	$0.20

Three Months Ended March 31, 2007	$3.28	$2.20
Three Months Ended June 30, 2007	$2.80	$2.00
Three Months Ended September 30, 2007	$2.15	$1.70
Three Months Ended December 31, 2007	$1.84	$0.56

On December 31, 2008, there were 95 shareholders of record of the Company's common stock.

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

The following table provides information with respect to the Company’s purchases of its common stock pursuant to its stock repurchase program during the fourth quarter of 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 – October 31, 2008	20,000	$0.631	20,000	$184,230
November 1, 2008 – November 30, 2008	0	$0.000	0	$184,230
December 1, 2008 – December 31, 2008	19,300	$0.511	19,300	$174,372
Total	39,300	$0.572	39,300	$174,372

(1)

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
On March 2, 2009 the Company announced that its Board of Directors authorized the repurchase of an additional $150,000 of the Company’s common stock to be funded from available working capital under the same terms and conditions as the August 1, 2008 announcement.
On March 23, 2009 the Company entered into an agreement with a 10% beneficial shareholder and an unrelated additional shareholder to purchase 150,000 shares and 100,000 shares, respectively, of the Company’s common stock at $0.50 per share. This repurchase transaction is not part of the Company’s previously announced repurchase program.

Item 6 – Selected Financial Data

Not applicable.

Item 7 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations Of Online Vacation Center Holdings Corp.

Management's Discussion and Analysis or Plan of Operation should be read together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-K that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-K, including under “Risk Factors.”

Overview

We are focused on internally growing and developing our group of diversified vacation marketing companies with a range of products that can be cross-sold to an extensive customer base and providing a high degree of personalized service to help consumers research, plan and purchase a vacation.

We provide vacation marketing services through eight wholly owned subsidiaries. Our portfolio of travel companies includes:

•

Online Vacation Center, a full service vacation seller focused on serving the affluent retiree market. Historically, this subsidiary has been the core business, accounting for the majority of revenue and net income through the sale of high margin cruise packages. This business is now integrated with our other travel companies, Curves Travel, the licensed travel management company of Curves International, Inc., La Fern, Inc., operating as eLeisureLink.com and focusing on land-based vacations, and Cruises for Less, our home-based selling group,

•	Dunhill Vacations, the publisher of three travel newsletters, "Top Travel Values", "Spotlight", and "TRAVELFLASH", and
•

La Tours and Cruises, Inc. and Thoroughbred Travel, LLC, our Houston travel agencies operating as "West University Travel / Journeys Unlimited", focused on providing luxury personal travel products such as cruises, European tours and all-inclusive vacations.

We generate revenues from:

•	commissions on cruises
•	commissions on other travel related products
•	commissions on travel insurance
•	advertising and marketing services provided to travel suppliers

We currently market our services by:

•	producing travel-related publications for consumers
•	telemarketing to our existing customer base
•	direct mailing to our existing customer base as well as targeted prospects
•	email blasting to our opt in subscription base

Operating expenses include those items necessary to advertise our services, produce our marketing materials, maintain and staff our travel reservation and fulfillment center including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery and general and administrative expenses including rent and computer maintenance fees.

In November 2007, our Board of Directors granted us the authority to sell Phoenix International Publishing, LLC (“Phoenix”), a publisher of consumer magazines and guides about travel to the U.S. and Canada. We acquired Phoenix from Simon Todd ("Mr. Todd"), its owner, sole member and President on August 31, 2006 in exchange for 1,450,000 shares of our common stock. On March 31, 2008, we completed the sale of Phoenix to Mr. Todd, pursuant to the terms of an acquisition agreement ("Acquisition Agreement"), dated March 31, 2008, by and among the Company, Phoenix, and Mr. Todd. Pursuant to the Acquisition Agreement, we received 1,250,000 shares of our common stock from Mr. Todd at closing. Upon execution of the Acquisition Agreement, Mr. Todd resigned as Vice President of the Company.

Results of Operations

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

Continuing Operations

Revenues increased by $467,952 or 5.0% to $9,792,338 for the year ended December 31, 2008 (“2008”) compared with $9,324,386 for the year ended December 31, 2007 (“2007’). The increase is attributable to an increase in our publishing business.

Selling and marketing expenses decreased by $664,801 or 18.1% to $3,016,036 for 2008 compared with $3,680,837 for 2007. The decrease is primarily attributable to the decreased sales staff and marketing material expenses. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

G&A expenses increased by $46,488 or 0.9% to $5,172,967 for 2008 compared with $5,126,479 for 2007. The increase is attributable to the increased G&A expenses associated with the publishing business offset by an across the board decrease in all other G&A expenses. G&A expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense increased by $148,059 to $411,025 for 2008 compared with $262,966 for 2007. The increase is primarily attributable to an increase in the amortization expense of the Dunhill subscriber list.

Net interest expense increased by $8,901 to $24,355 in 2008 compared with $15,454 in 2007. The increase was primarily due to a reduction in interest income earned in 2008 on invested cash balances resulting from a general decline in interest rates in 2008 due to market conditions.

Our income from continuing operations before provision for income taxes was $1,167,955 in 2008 compared with $238,650 in 2007. The increase is due to an increase in publishing revenues and a reduction in selling and marketing expenses during this time period.

Our provision for income taxes increased from $133,411 in 2007 to $553,777 in 2008. The increase is directly related to an increase in our results from operations in which income from continuing operations before income taxes was $1,167,955 in 2008 compared with $238,650 in 2007. Our tax rate in 2008 was 47.4% primarily because of the tax effect of stock based compensation expense associated with incentive stock options which is deductible for book but not for tax purposes. Our tax rate in 2007, 55.9%, is primarily because of the tax effect of stock based compensation expense associated with incentive stock options and imputed interest expense associated with acquisition debt which are deductible for book but not for tax purposes.

As a result of the foregoing, our income from continuing operations was $614,178 in 2008 compared with $105,239 in 2007.

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

The results of operations and cash flows of Phoenix has been removed from the results of continuing operations and the assets and liabilities of Phoenix have been classified as available for sale, as of December 31, 2007. The comparison of the results of operations of Phoenix between the first quarter of 2008 and the year ended December 31, 2007, respectively, is as follows:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007	Increase/ (Decrease)
Revenues	$ 107,569	$ 1,681,083	$ 1,573,514
Operating (loss)	(98,805)	(228,673)	129,838
(Loss) on sale of Phoenix	(58,382)		(58,382)
Net (loss) from discontinued operations	$ (119,274)	$ (147,859)	$ 28,585

As a result of the foregoing, our net income was $494,904 in 2008 compared with a net loss of $42,620 in 2007.

Liquidity and Capital Resources

Cash at December 31, 2008 and 2007 was $1,693,447 and $1,189,842 respectively. The primary source of our liquidity and capital resources has historically come from our operations.

Cash flows provided by operating activities was $1,235,297 in 2008 whereas cash flows used in operating activities was $47,094 in 2007. The increase of $1,282,391 in 2008 was attributable to a decrease in cash used for working capital of $253,712, an increase of income from continuing operations of $508,939, and an increase in cash provided by non-cash operating items of $519,740.

Cash flows used in investing activities in 2008 and 2007 were $282,788 and $1,333,720, respectively. The decrease of $1,050,932 was primarily attributable to a decrease of the excess of cash paid over cash received totaling $1,116,713 in conjunction with the Company’s four acquisitions completed during 2007, an increase in capital expenditures and intangible assets totaling $287,067 and a decrease in restricted cash of $303,352 during 2008.

Cash flows used in financing activities in 2008 and 2007 were $458,406 and $125,000, respectively. The 2008 activities were comprised of the repayment of debt issued in conjunction with the La Fern, Inc. and La Tours and Cruises Inc. acquisitions, the Company’s stock repurchase program authorized by our Board of Directors in August 2008 and the payment under a capital lease obligation for new telephone equipment. The 2007 financing activity was the repayment of a note issued in conjunction with the acquisition of Thoroughbred Travel LLC.

Cash flows provided by discontinued operations increased by $10,302 as a result of an increase in cash provided by operating activities in 2008.

At December 31, 2008, we had working capital of $538,404, as compared to a working capital deficit of $847,857 at December 31, 2007, an increase of $1,386,261. We had an accumulated deficit of $905,243 at December 31, 2008, a decrease of $494,904.

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

The Company has historically been heavily dependent on relationships with five major cruise lines: Celebrity Cruises, Norwegian Cruise Line, Princess Cruises, Azamara Cruises and Royal Caribbean Cruise Line and also depends on third party service providers for processing certain fulfillment services.

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

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109," effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 as of January 1, 2007 did not have a significant impact on our financial statements. At the date of adoption and as of December 31, 2007, we do not have a liability for any unrecognized tax benefits. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2007, we have not accrued nor recognized interest or penalties related to uncertain tax positions. We have not recorded any significant increase or decrease to unrecognized tax benefits during 2007 related to U.S. federal or state tax positions.

We file income tax returns in the U.S. federal jurisdiction and various states. We have not been subject to U.S. federal income tax examinations by tax authorities nor state authorities since our inception in 2000. We believe that we have not taken any uncertain tax positions that would impact our condensed consolidated financial statements as of December 31, 2008.

Other Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. The following policies are those that we consider to be the most critical. See Note 2, “Summary of Significant Accounting Policies,” for further description of these and all other accounting policies.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements", which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. Vacation travel sales transactions are billed to customers at the time of booking, however commission revenue is not recognized in the accompanying consolidated financial statements until the customers’ travel occurs. Advertising revenue is recognized upon distribution of the marketing publication.

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

Item 8 - Financial Statements

The Company’s financial statements as of and for the years ended December 31, 2008 and 2007 are contained on pages F-2 to F-27 of this Annual Report and are incorporated herein by reference.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

Based upon the required evaluation, our chief executive officer and principal accounting officer concluded as of December 31, 2008, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Based on management’s assessment and those criteria, management believes that the internal control over financial reporting as of December 31, 2008 was effective.

Management’s internal control report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report.

Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. . There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 9B - Other Information.

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our executive officers and directors as of December 31, 2008:

Name	Age	Position
Edward B. Rudner	58	Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board of Directors
Richard A. McKinnon	69	Director
Brian P. Froelich	62	Director
Frank Bracken	68	Director

Edward B. Rudner has served as our Chief Executive Officer, President, Chief Financial Officer and as a director since March 15, 2006 and was elected to serve as the Chairman of the Board of Directors effective as of August 1, 2008. Mr. Rudner has served as an executive officer and director of Online Vacation Center Holdings, Inc. since its inception in October 2000. Prior to founding Online Vacation Center Holdings, Inc., Mr. Rudner served as Chief Financial Officer and then Chief Operating Officer of Alamo Rent A Car. During his tenure Alamo Rent A Car expanded from a Florida company with 400 cars to a national car rental company with over 50,000 cars. In 1984, Mr. Rudner became President and Chief Executive Officer of Certified Tours, which grew from selling 10,000 vacation packages a year to over 250,000. In 1989, Mr. Rudner became Chairman and Chief Executive Officer of Renaissance Cruises, which expanded ship assets from $60 million to over $1 billion and increased revenues from $20 million to over $300 million by 1999. Mr. Rudner holds a BA in history, cum laude from the University of Massachusetts.

Richard Anthony (Tony) McKinnon has served as a director of the Company since March 15, 2006, the effective date of the Share Exchange Agreement. He served as Chairman of the Company from March 15, 2006 through August 2008. With a background at senior levels in marketing and executive management, Mr. McKinnon has accumulated over thirty years of experience in the travel industry. His experiences include executive responsibilities at American Airlines, Pan American World Airways, Delta Air Lines, Wyndham Resort Hotels, USAir, American Hawaii Cruises and The Delta Queen Steamboat Company. Most recently, McKinnon developed Vacation.com, which is currently a network of approximately 6,000 travel agencies across North America. With the sale of Vacation.com to Amadeus, a leading global distribution system and technology provider serving the marketing, sales and distribution needs of the world's travel and tourism industries, Mr. McKinnon served as CEO of Amadeus' North American Operations from 2000 through 2003. In 2004, he served as a senior adviser to the Seabury Group, a consulting firm. Since 2008, he has served as President of Management Recruiters International, a world wide executive search firm. He also currently serves as a director for Tauck, Inc., and GSC Acquisition Company. Mr. McKinnon holds a BS from the United States Military Academy and a JD from Emory University School of Law.

Brian P. Froelich has served as a director since March 15, 2006, the effective date of the Share Exchange Agreement. After four years in public accounting with Arthur Anderson and Coopers and Lybrand and five years at US Life, he founded BPF Travel in 1979. In 1984 he sold BPF Travel to American Express. With BPF Travel's acquisition by American Express, he became part of the senior executive team of American Express. During his tenure at American Express, he was general manager of the domestic travel management s ervices business. As a result of his performance he was named to the American Express Hall of Fame. From 1999 through 2001 he served as the Senior Vice President of Consumer Travel at American Express. From 2001 through 2002 he served as President and CEO of Allied Tours, a subsidiary of Global Vacation Group, Inc. (NYSE: GVG) where he affected the turnaround of Allied Tours and sold it to a large European travel company. From 2003 through 2007, he served as president and CEO of Fenevations, LLC, a U.S.-based manufacturer of custom windows and doors. From 2007 through 2009, he served as Chief Operating Officer of Club ABC Tours. Mr. Froelich holds a BS in Finance from Boston College, an MBA from Rutgers University, and a JD from Seton Hall Law School.

Frank Bracken has served as a director since March 15, 2006, the effective date of the Share Exchange Agreement. From 1994 until 2006, Frank Bracken served as President of Haggar Clothing Corp. In 2006, he concluded the sale of the company to Infinity Partners and chose to retire at that time. At the time of the sale, Haggar was a public company with revenues in excess of $500 million. Today he serves on numerous public and not-for-profit boards. Bracken began his career at Haggar as a management trainee, and held 13 different management positions during his career, actively managing every functional area of the business including sales, marketing, product design, manufacturing and sourcing, retail, and international. He is a Director of the University of North Texas Foundation, Director of the UNT Athletic Board, and Director of UNT College of Business. In 1995 he received the "Distinguished Alumnus Award" from UNT. Mr. Bracken is past chair of Big Brothers Big Sisters of North Texas, and recently completed a two year term as Chair of the National Board of Big Brothers Big Sisters of America. Mr. Bracken serves as a director for Ennis Inc. (NYSE:EBF) and also serves on their compensation and audit committees. A native of Wichita Falls, Texas, Bracken holds a Bachelors Degree in Marketing from UNT, in Denton, TX. Mr. Bracken is married and has three children and eight grandchildren.

Code of Ethics and Business Conduct

We have adopted a Code of Ethical Conduct that includes provisions relating to conflicts of interest, full, fair, accurate, timely, and understandable disclosure in reports and documents filed by us with the Securities and Exchange Commission and in public communications made by us and compliance with all applicable laws and regulations. All officers and directors are bound by this Code of Ethical Conduct, violations of which may be reported to the Chairman of the Board of Directors. A copy of our Code of Ethics and Business Conduct is posted on our website at www.onlinevacationcenter.com

Audit Committee

Our Company has an Audit Committee comprised of Messrs. Froelich, chairman of the Committee and Bracken, both independent directors as determined by the rules of the American Stock Exchange. The responsibilities and duties of the Audit Committee, as stipulated in its charter, consist of but are not limited to: (1) overseeing the financial reporting process and reviewing and discussing the audited financial statements with management; (2) discussing with our independent auditors the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended; (3) engaging and ensuring independence of our outside audit firm and (4) reviewing the effectiveness of the Company's internal controls. The Audit Committee met four times during fiscal 2008.

Our Board has determined that Mr. Froelich qualifies as an "audit committee financial expert" within the meaning of applicable regulations of the SEC , promulgated pursuant to the Sarbanes-Oxley Act of 2002. The Audit Committee has a written charter and current copy of such charter is available at the Company's website at www.onlinevacationcenter.com.

Compensation Committee

Our Company has a Compensation Committee comprised of Messrs. Froelich, chairman of the Committee and Bracken, both independent directors as determined by the rules of the American Stock Exchange. The responsibilities and duties of the Compensation Committee as stipulated in its charter, consist of but are not limited to: (1) approving salaries and incentive compensation of executive officers, as well as the compensation of our Board members; (2) reviewing compensation of certain other executive management employees and (3) administering the employee stock option and benefit plans. The Compensation Committee met twice during fiscal 2008. The Compensation Committee has a written charter and current copy of such charter is available at the Company's website at www.onlinevacationcenter.com.

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

To our knowledge, based on a review of the copies of reports furnished to us, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis with the exception of two Forms 4 filed late.

Item 11 - Executive Compensation

The table below summarizes the total compensation paid or earned by (i) Edward B. Rudner, Our CEO, President and CFO and (ii) Simon Todd, our former Vice President for the fiscal years ended December 31, 2008 and 2007, respectively. We refer to Mr. Rudner and Mr. Todd as our Named Executive Officers in other parts of this Annual Report on Form 10-K.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards $ (1)	Option Awards $ (1)	All Other Compensation ($)	Total ($)
Edward B. Rudner, CEO, President and CFO	2008 2007	$ 354,618 $ 318,139	$ -- $ --	$170 $170	$ 1,746 $27,476	$ 59,293 (2) $ 627,990 (2)	$ 415,827 $ 973,775
Simon Todd, Vice President (3)	2008 2007	$ 90,057 $ 204,744	$ -- $ 45,000	$ -- $ --	$ 9,004 $ 8,699	$ -- $ --	$ 99,061 $ 258,443

(1) Amounts shown do not reflect compensation actually received by the Named Executive Officers. Instead, the amounts shown are the compensation costs recognized by the Company in fiscal 2008 and 2007 for option awards and stock awards as determined pursuant to FAS 123R. The assumptions used to calculate the value of option awards and stock awards are set forth under Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2) Represents a country club allowance of $30,000, a car allowance of $18,000 and a life insurance benefit of $11,293 paid in 2008. Represents $579,990 paid to Mr. Rudner under the Company’s Deferred Compensation Plan, a country club allowance of $30,000 and a car allowance of $18,000, paid in 2007.

(3) Mr. Todd became our Vice President on September 1, 2006 in conjunction with our acquisition of Phoenix and resigned such position in conjunction with our sale of Phoenix to Mr. Todd on March 31, 2008. Mr. Todd’s total compensation for fiscal 2008 includes his compensation both as an officer and as an employee during 2008.

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

Simon Todd

In connection with our acquisition of Phoenix, we entered into an employment agreement with Simon Todd to serve as Vice President of the Company and as the President of Phoenix effective as of August 31, 2006. Mr. Todd was entitled to a base salary of $210,080 per annum which increases by 4% per annum until August 31, 2009, the initial termination date of his employment agreement. In addition, Mr. Todd was entitled to a retention bonus in conjunction with the closing of certain acquisition prospects and a bonus in conjunction with Phoenix achieving certain profitability thresholds.

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

Mr. Todd’s employment agreement was terminated by mutual agreement and Mr. Todd resigned as Vice President of the Company in conjunction with our sale of Phoenix to Mr. Todd on March 31, 2008. Mr. Todd retained his 2007 incentive stock option grant in accordance with the terms of the grant.

2005 Management and Director Equity Compensation Plan

We have reserved an aggregate of 3,500,000 shares of common stock for issuance under our 2005 Management and Director Equity Compensation Plan (the “Plan” or the “2005 Plan”) as amended which provides for the grants of stock options, restricted stock, performance-based and other equity-based incentive awards to directors, officers and key employees. Our Board of Directors (or at their discretion a committee of our board members) administers the Plan including, without limitation, the selection of recipients of awards under the Plan, the granting of stock options, restricted share or performance shares, the determination of the terms and conditions of any such awards, the interpretation of the Plan and any other action they deem appropriate in connection with the administration of the Plan. As of December 31, 2008, we had granted 2,447,400 options and 50,400 stock awards under the Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unexercised options and stock that has not vested for each of our Named Executive Officers for the fiscal year ended December 31, 2008. All options and stock awards were granted under our 2005 Plan.

                                                                                                           Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)

Edward B. Rudner	500,000 (2) 200,000 (4)	-- --	$1.27 $1.27	3-16-2011 3-16-2011	400 (3)	$200
Simon Todd	--	20,000(5)	$2.91	1-11-2012	---	$ ---

(1) Value is based on the closing price of our common stock on December 31, 2008, which was $0.50 per share.

(2) These options were granted to Mr. Rudner in connection with his execution of an employment agreement with us on March 16, 2006.

(3) Mr. Rudner received a grant of 1,000 stock awards on March 16, 2006, which vest at the rate of 20% per year with vesting dates of 3/16/2006, 3/16/2007, 3/16/2008, 3/16/2009 and 3/16/2010. As of December 31, 2008, 400 stock awards granted to Mr. Rudner had not vested.

(4) These options were granted to Mr. Rudner in his capacity as a director of the Company. These options vested on March 16, 2008.

(5) These options were granted to Mr. Todd on January 11, 2007 in his capacity as an officer of the Company. These options vest on March 11, 2009.

Change of Control

Management is not aware of an arrangement which may, at a subsequent date, result in a change of control of the Company. As noted above, only Mr. Rudner’s employment agreement with the Company has provisions which address a change of control, as defined in his employment agreement.

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

The table below summarizes the total compensation paid by us to our directors for the fiscal year ended December 31, 2008.

Name	Fees Earned Paid in Cash	Option Awards(1)	All Other Compensation	Total
Richard McKinnon(2)	$62,500	$15,825	$ --	$78,325
Edward B. Rudner(2)	$37,500	$5,275	$ --	$42,775
Brian P. Froelich	$25,000	$7,913	$ --	$32,913
Frank Bracken	$25,000	$5,275	$ --	$30,275

(1) Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by us in fiscal 2008 for option grants that were made to directors in 2006 as determined pursuant to FAS 123R. The assumptions used to calculate the value of option awards are set forth under Note 14 of the Notes to our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K. No options were awarded to members of the Board of Directors during 2007 or 2008.

(2) Mr. McKinnon was the Chairman of the Company’s Board of Directors from January 1, 2008 through July 31, 2008. On August 1, 2008, Mr. Rudner was elected Chairman of the Board of Directors; Mr. McKinnon continues to serve as a director of the Company.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table set forth certain information regarding the beneficial ownership of our common stock as of March 23, 2009 by (i) each of our directors, (ii) each Named Executive Officer, (iii) all our current directors and executive officers as a group, and (iv) each person known by us to be the beneficial owner of more than five percent (5%) of the shares outstanding of our common stock. Unless otherwise indicated, each shareholder has sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of the owner is 1801 NW 66th Avenue, Plantation, FL 33313.

Name and Address	Beneficial Ownership Shares	% of Shares
Edward B. Rudner (1)	10,800,800	60.2%
Richard A. McKinnon (2)	750,000	4.2%
Brian P. Froelich (3)	335,000	1.9%
Reginald Flosse (4)	2,850,000	16.5%
William A. Cataldo (5)	1,001,960	5.8%
Frank Bracken (6)	225,000	1.3%
All directors and executive officers as a group (four persons) (7)	12,110,800	63.5%

(1) Includes an aggregate of 1,680,000 shares held in trust for the benefit of Mr. Rudner's children and 1,680,000 shares held by Mr. Rudner's wife. Also includes 700,000 shares of common stock underlying options which are exercisable.

(2) Includes 600,000 shares of common stock underlying options which are exercisable .

(3) Includes 300,000 shares of common stock underlying options which are exercisable.

(4) The mailing address for Mr. Flosse is B.P. 21426, Papeete, Tahiti. Information was obtained from a Form 4 filed by Mr. Flosse with the SEC on June 4, 2007.

(5) Includes 117,650 shares held by Cataldo Family Partners, Ltd., an entity in which Cataldo serves as general partner and 884,310 shares held by Pacific Tour Services, Inc., a company beneficially controlled by Mr. Cataldo. Cataldo's ownership interest excludes 515,980 shares held by the Cataldo Family Trust, a trust in which Cataldo is a beneficiary, but does not hold voting control.

(6) Includes 200,000 shares of common stock underlying options which are exercisable.

(7) Includes 1,800,000 shares of common stock underlying options which are exercisable.

Equity Compensation Plan Information

The following table set forth information regarding securities authorized for issuance under our 2005 Plan as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,447,400	$1.39	1,002,200
Equity compensation plans not approved by security holders	--	--	--
Total	2,447,400	$1.39	1,002,200

Item 13 - Certain Relationships and Related Transactions and Director Independence

Effective as of October 2005, we engaged Mr. McKinnon to provide consulting services to us. In consideration for such services, Mr. McKinnon received a monthly fee of $10,000. The term of the arrangement was on a month-to-month basis. We and Mr. McKinnon mutually terminated the consulting services as of September 30, 2007. During 2007 and 2006 Mr. McKinnon received $90,000 and $120,000, respectively in consulting fees. Mr. McKinnon became a director of our Company on March 15, 2006 and continues to serve in such capacity.

Item 14 - Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Jewett, Schwartz, Wolfe & Associates ("JSWA") for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

Fee Category	Fiscal 2007	Fiscal 2008

Audit Fees	$69,000	$76,500
Audit Related Fees	$45,000	$0
Tax Fees	$0	$0
All Other Fees	0	0
Total Fees	$114,000	$76,500

Audit fees consisted of fees billed for professional services rendered or the audit of the Company's consolidated financial statements included in our annual reports on Form 10-K and Form 10-KSB for the years ended December 31, 2008 and 2007, respectively, and or reviews of the consolidated financial statements included in the Company's quarterly reports on Form 10-Q and Form 10-QSB during fiscal 2008 and 2007, respectively.

Audit related fees consist of general assistance on SEC matters and due diligence regarding acquisitions completed in 2007.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. JSWA and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all such professional services provided by JSWA during fiscal 2008 and 2007 respectively.

The Audit Committee has considered the nature and amount of the fees billed by JSWA, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining JSWA independence.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Exhibit No.                         Exhibit Description

2.1 Acquisition Agreement, dated March 31, 2008, by and among Online Vacation Center Holdings Corp., Phoenix International Publishing LLC, and Simon Todd (incorporated by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2008.

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

10.3 2005 Management and Director Equity Incentive and Compensation Plan (incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K/A filed with the SEC on March 21, 2006). *

10.4 Form of Restricted Share Agreement and Non-Qualified Stock Option for the Plan (incorporated by reference to Exhibit 4.2 and 4.3 in the Company's Current Report on Form 8-K/A filed with the SEC on March 21, 2006). *

10.5 Online Vacation Center Holdings Corp. Deferred Compensation Plan (incorporated by reference) to Exhibit 10.2 in the Company's Quarterly on Form 10-QSB for the quarter ended June 30, 2006.) *

14.1 Code of Ethics (incorporated by reference to Exhibit 14 in the Company's Annual Report on Form 10-KSB for fiscal 2004 filed with the SEC on March 12, 2004)

21.1 Subsidiaries +

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

* Management Compensatory Plan

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

Date: March 27, 2009

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Edward B. Rudner Edward B. Rudner	Chief Executive Officer, President, Chief Financial Officer and Director (principal executive officer and principal financial and accounting officer)	March 27, 2009

/s/ Richard A. McKinnon Richard A. McKinnon	Director	March 27, 2009

/s/ Brian P. Froelich Brian P. Froelich	Director	March 27, 2009

/s/ Frank Bracken Frank Bracken	Director	March 27, 2009

ONLINE VACATION CENTER HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Online Vacation Center Holdings Corp.

We have audited the accompanying consolidated balance sheets of Online Vacation Center Holdings Corp. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Vacation Center Holdings Corp. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida

March 11, 2009

ONLINE VACATION CENTER HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,693,447	$ 1,189,042
Accounts receivable, net	1,236,109	1,053,556
Deposits and prepaid items	733,000	738,958
Deferred tax asset, net	27,672	1,665
Current assets held for sale	-	504,088
Total Current Assets	3,690,228	3,487,309

Restricted cash	63,000	351,243
Property and equipment, net	140,285	127,548
Deferred tax asset, net	-	431,317
Intangible assets, net	1,116,613	988,466
Goodwill	1,754,279	1,754,279
Other assets	58,306	-
Long lived assets held for sale	-	1,909,274
Total Assets	$ 6,822,711	$ 9,049,436
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,041,608	$ 980,078
Deferred revenue	1,989,929	2,384,720
Notes payable and capital lease obligations, current portion	120,287	427,686
Current liabilities held for sale	-	542,682
Total Current Liabilities	3,151,824	4,335,166

Notes payable and capital lease obligations	131,609	182,074

Deferred tax liability	75,461	-

Non current liabilities available for sale	-	302,176
Total Liabilities	3,358,894	4,819,416

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding	-	-
Common stock, 80,000,000 shares authorized at
$.0001 par value; 17,252,777 and 18,492,977 shares
issued and outstanding	1,725	1,849
Additional paid-in capital	4,392,963	5,628,318
Accumulated deficit	(905,243)	(1,400,147)
Treasury stock at cost; 44,300 shares	(25,628)	-
Total Stockholders' Equity	3,463,817	4,230,020

Total Liabilities and Stockholders' Equity	$ 6,822,711	$ 9,049,436

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements. F-3

ONLINE VACATION CENTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2008	2007

NET REVENUES	$ 9,792,338	$ 9,324,386

OPERATING EXPENSES:
Selling and marketing	3,016,036	3,680,837
General and administrative	5,172,967	5,126,479
Depreciation and amortization	411,025	262,966

OPERATING INCOME	1,192,310	254,104

Interest (expense), net	(24,355)	(15,454)

Income from continuing operations before provision
for income taxes	1,167,955	238,650

Provision for income taxes	553,777	133,411

Income from continuing operations	614,178	105,239

DISCONTINUED OPERATIONS:

Loss from discontinued operations of Phoenix
International Publishing, LLC, net of tax	(119,274)	(147,859)

NET INCOME (LOSS)	$ 494,904	$ (42,620)

EARNINGS PER SHARE - Basic
Income from continuing operations	$ 0.03	$ 0.01
(Loss) from discontinued operations	(0.01)	(0.01)
Net Income	$ 0.03	$ -

Weighted average shares outstanding - Basic	17,562,316	18,483,950

EARNINGS PER SHARE - Diluted
Income from continuing operations	$ 0.03	$ 0.01
(Loss) from discontinued operations	(0.01)	(0.01)
Net Income	$ 0.03	$ -

Weighted average shares outstanding - Diluted	17,562,316	18,968,552

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements. F-4

ONLINE VACATION CENTER HOLDINGS CORP.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2008

	Common Stock		Additional
			paid-in	Accumulated	Treasury
	Shares	Amount	capital	Deficit	Stock	Total
Balance at December 31, 2006	18,256,777	$ 1,826	$5,099,059	$(1,357,527)	$ -	$3,743,358

Issuance of common stock in
conjunction with acquisitions	225,000	22	337,478			337,500
Issuance of restricted shares under
compensation plan	11,200	1	18,519			18,520
Stock based compensation expense			184,449			184,449
Adjustment to fair value of conversion
feature of debt issued in conjunction
with acqusition			(11,187)			(11,187)
Net loss for the year ended
December 31, 2007				(42,620)		(42,620)
Balance at December 31, 2007	18,492,977	$ 1,849	$5,628,318	$(1,400,147)	$ -	$4,230,020

Issuance of restricted shares under
compensation plan	9,800	1	16,249			16,250
Stock based compensation expense			154,521			154,521
Disposition of Phoenix International
Publishing LLC	(1,250,000)	(125)	(1,406,125)			(1,406,250)
Acqusition of treasury stock at cost					(25,628)	(25,628)
Net income for the year ended
December 31, 2008				494,904		494,904
Balance at December 31, 2008	17,252,777	$ 1,725	$ 4,392,963	$ (905,243)	$ (25,628)	$ 3,463,817

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements. F-5

ONLINE VACATION CENTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 30,
	2008	2007
Cash flows from continuing operating activities:
Net income (loss)	$ 494,904	$ (42,620)
Loss from discontinued operations, net of tax	119,274	147,859
Income from continuing operations	614,178	105,239
Adjustments to reconcile to net cash inflow from operating activities:
Depreciation and amortization	411,025	262,966
Stock based compensation expense	170,771	202,969
Imputed interest expense- net	7,395	18,150
Deferred income tax expense	518,342	103,708
Increase in accounts receivable	(182,553)	(342,354)
(Increase)/Decrease in deposits and prepaid items	29,400	(386,190)
Increase (Decrease) in accounts payable and accrued liabilities	61,530	(432,036)
Increase/(Decrease) in deferred revenue	(394,791)	420,454
Net cash provided by (used in) operating activities	1,235,297	(47,094)

Cash flows from continuing investing activites:
Capital expenditures	(71,544)	(140,345)
Increase in intangible assets	(417,421)	(61,553)
Decrease (Increase) in restricted cash	288,243	(15,109)
Increase in receivable upon disposition of discontinued operation	(77,134)	-
Cash paid upon disposition of discontinued operation	(4,932)	-
Cash paid for acquisition in excess of cash received	-	(1,116,713)
Cash used in investing activities	(282,788)	(1,333,720)

Cash flows from continuing financing activites:
Purchase of treasury stock under approved repurchase plan	(25,628)	-
Payment of capital lease obligations	(5,058)
Repayment of notes payable	(427,720)	(125,000)
Cash used in financing activities	(458,406)	(125,000)

Discontinued Operations
Cash provided by operating activities	10,302	35,971
Cash provided by discontinued operations	10,302	35,971

Increase (Decrease) in cash during the period	504,405	(1,469,843)

Cash at the beginning of the period	1,189,042	2,658,885

Cash at the end of the period	$ 1,693,447	$ 1,189,042

Supplemental information:
Cash paid for interest	$ 26,324	$ 22,467
Cash paid for taxes	$ 17,889	$ 8,386
Common stock issued in conjunction with acquisitions	$ -	$ 337,500
Capital lease obligations additions	$ 62,944	$ -
Net debt issued in conjunction with acquisitions	$ -	$ 216,610
Common stock received in conjunction with disposition of discontinued operation	$ 1,406,250	$ -
Reduction in fair value of conversion feature of debt	$ -	$ 11,187

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements. F-6

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BACKGROUND

Overview

Online Vacation Center Holdings Corp. (the “Company”) is a Florida holding company, focused on internally growing and developing its group of diversified vacation marketers with a range of products that can be cross-sold to an extensive customer base which entails providing a high degree of personalized service to help consumers research, plan and purchase a vacation.

The Company provides vacation travel and marketing services through its eight wholly owned subsidiaries. Its portfolio of travel companies include:

Online Vacation Center, Inc. ("Online Vacation Center"), a full service vacation seller focused on serving the affluent retiree market. Historically, this subsidiary has been the Company’s core business, accounting for the majority of revenue and net income through the sale of high margin cruise packages. This business is now integrated with three other subsidiaries, Curves Travel, the licensed travel management company of Curves International, Inc., La Fern, Inc., operating as eLeisureLink.com and focusing on land-based vacations, and Cruises for Less, a home-based selling group.

Dunhill Vacations, Inc. ("Dunhill"), the publisher of three travel newsletters, "Top Travel Values", "Spotlight", and "TRAVELFLASH"

La Tours and Cruises, Inc. (“La Tours”) and Thoroughbred Travel, LLC, its Houston travel agencies operating as ‘West University Travel / Journeys Unlimited’, focused on providing luxury personal travel products such as cruises, European tours and all-inclusive vacations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements", which states that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured.Vacation travel sales

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transactions are billed to customers at the time of booking, however commission revenue is not recognized in the accompanying consolidated financial statements until the customers’ travel occurs. Advertising revenue is recognized upon distribution of the marketing publication.

Emerging Issues Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", discusses the weighing of the relevant qualitative factors regarding the Company’s status as a primary obligor and the extent of their pricing latitude. Based upon the Company’s evaluation of vacation travel sales transactions and in accordance with the various indicators identified in EITF Issue No. 99-19, the Company’s vacation travel suppliers assume the majority of the business risks such as providing the service and the risk of unsold travel packages. As such, all vacation travel sales transactions are to be recorded at the net amount, which is the amount charged to the customer less the amount to be paid to the supplier. The method of net revenue presentation does not impact operating profit, net income, earnings per share or cash flows.

Concentration of Credit Risk

The Company’s business is subject to certain risks and concentrations including dependence on relationships with travel suppliers (primarily cruise lines), and to a lesser extent, exposure to risks associated with online commerce security and credit card fraud. The Company is highly dependent on its relationships with five major cruise lines: Celebrity Cruises, Norwegian Cruise Line, Royal Caribbean Cruise Line, Azamara Cruises and Princess Cruises. The Company also depends on third party service providers for processing certain fulfillment services.

Concentrations of credit risk with respect to client accounts receivable are limited because of the Company's policy to require deposits from customers, the number of customers comprising the client base and their dispersion across geographical locations.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and bank certificates of deposit. These accounts are maintained with financial institutions insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 for interest bearing accounts and to the account balance for non-interest bearing accounts in accordance with the FDIC’s Transaction Guarantee Program. At December 31, 2008, the balances at various financial institutions over the FDIC insured limit relating to cash and cash equivalents and restricted cash were approximately $161,000.The Company believes these balances are not at risk as they are held by sound financial institutions.

Marketing Costs

Substantially all marketing costs are charged to expense as incurred and principally represent production, printing, direct mail costs, and online advertising. Marketing expense for the years ended December 31, 2008 and 2007 approximated $1,240,671 and $2,642,799 respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008, highly liquid investments, as defined, totaled approximately $67,000.Cash and cash equivalents included cash in the bank, cash on hand and highly liquid investments.

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Travel suppliers generally pay commissions between 60 days before to 90 days after travel has commenced, overrides in the first quarter following the period earned, and marketing and advertising invoices between 30 days to 90 days after invoice date. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the specific supplier’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are recognized as revenue in the period received. At December 31, 2008 and 2007, the allowance for doubtful accounts was $30,202 and $38,077, respectively.

Restricted Cash

In accordance with Accounting Review Board (ARB) No. 43, Chapter 3A, “Current Assets and Current Liabilities”, cash which is restricted as to withdrawal is considered a noncurrent asset. Restricted cash consists of collateral for four letters of credit and a reserve for credit card processing. The Company’s former credit card processor, Global Payments, held a $280,000 reserve for credit cards processed at December 31, 2007. Global Payments released all funds in 2008. Certificates of deposit of $63,000 are collateral for outstanding letters of credit due to expire in 2009. The letters of credit are required by industry and state regulations and will be renewed.

Property and Equipment

Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are recognized as incurred. Depreciation and amortization are provided for on a straight-line basis to allocate the cost of depreciable assets to operations over their estimated service lives.

Asset Category	Depreciation/ Amortization Period
Office equipment	2 to 3 Years
Furniture & fixtures	5 to 7 Years
Leasehold improvements	6.5 Years

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

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property and equipment and purchased intangible assets with finite lives, is to review the carrying value of the assets, annually, during the fourth quarter, or whenever events or changes in circumstances indicate that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected discounted future cash flows, the carrying value is reduced to its estimated fair value.

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

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At December 31, 2008 and 2007, respectively, there were no material items to be included in accumulated other comprehensive income.

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

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to shareholders.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109," effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 as of January 1, 2007 did not have a significant impact on the Company’s financial statements. At the date of adoption and as of December 31, 2008 and December 31, 2007, respectively, the Company did not have a liability for any unrecognized tax benefits. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2008 and December 31 2007, respectively, the Company had not accrued nor recognized interest or penalties related to uncertain tax positions. The Company has not recorded any significant increase or decrease to unrecognized tax benefits during 2008 or 2007 related to U.S. federal or state tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company has not been subject to U.S. federal income tax examinations by tax authorities nor state authorities since its inception in 2000. The Company believes that it has not taken any uncertain tax positions that would impact its condensed consolidated financial statements as of December 31, 2008 and December 31, 2007, respectively.

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 that delayed, by one year, the effective date of FAS 157 for the majority of non-financial assets and non-financial liabilities. The Company’s adoption of FAS 157 for certain assets and liabilities, which were not included in FSP FAS 157-2, as of January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows as of and for the year ended December 31 ,2008 except as discussed in Note 2. Cash equivalents and restricted cash are carried at cost which approximates fair value.

In October 2008 the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, (“FSP FAS 157-3”) to clarify the application of the provisions of FAS157 in an inactive market and how an entity would determine fair value in an inactive market. FSP FAS 157-3 was effective immediately. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended December 31, 2008.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006 Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company does not expect the remaining elements of this Statement to have a material impact on the Company’s financial condition, results of operations, cash flows when adopted.

Fair Value Option of Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No.159, The Fair Value Option of Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed if FAS 157 is also adopted. Upon adoption of this Statement, the Company did not elect the FAS 159 option for its existing financial assets and liabilities and therefore adoption of SFAS 159 did not have any impact on its consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), ‘‘Business Combinations’’ (‘‘FAS 141(R)’’). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination:

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree
•	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and
•	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.

Noncontrolling Interest in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51’’ (‘‘FAS 160’’). FAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FAS 141(R). FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company has not yet assessed the impact of adoption, if any, on its consolidated financial statements.

Accounting for Collaborative Arrangements

In December 2007, the Emerging Issues Task Force (“EITF”) met and ratified EITF No.07-01, Accounting for Collaborative Arrangements, in order to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This EITF is effective for financial statements issued for fiscal years beginning after December15, 2008, and interim periods within those fiscal years. This EITF is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We are currently assessing the impact of this EITF to our consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FAS 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FAS 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS 142-3 upon its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“FAS 161”). This Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and accounting designation. The Company is required to adopt FAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of FAS No. 161 upon its consolidated financial statements.

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS No. 162). FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. FAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Audit Section No. 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 3 – DISPOSITION OF PHOENIX INTERNATIONAL PUBLISHING LLC

In November 2007, the Company’s Board of Directors granted the Company the authority to sell Phoenix International Publishing LLC (“Phoenix”), a publisher of consumer magazines and guides about travel to the U.S. and Canada. On March 31, 2008, the Company completed the sale of Phoenix to Simon Todd (“Mr. Todd”), pursuant to the terms of an acquisition agreement (“Acquisition Agreement”), dated March 31, 2008, by and among the Company, Phoenix, and Mr. Todd. Pursuant to the Acquisition Agreement, the Company received 1,250,000 shares of the Company’s common stock from Mr. Todd at closing. The Acquisition Agreement provides for, among other matters, contingent consideration from Mr. Todd in the event that certain thresholds of profitability, as defined, are attained within three years from the date of disposition or sale of Phoenix by Mr. Todd to a third party for an amount in excess of a defined amount for a period of three years from March 31, 2008. The amount of contingent consideration, if any, can not be determined as the likelihood of such future events giving rise to such contingent consideration can not be ascertained nor the effects estimated. Upon execution of the Acquisition Agreement, Mr. Todd resigned as Vice President of the Company. Prior to the acquisition of Phoenix by the Company, Mr. Todd was the owner, sole member, and President of Phoenix. The Company acquired Phoenix from Mr. Todd on August 31, 2006 for 1,450,000 shares of the Company’s common stock.

The Company recorded the sale of Phoenix at its fair value, as defined by Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”) and Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”). APB 29 states, “If neither the fair value of a nonmonetary asset transferred nor the fair value of a nonmonetary asset received in exchange is determined within reasonable limits, the recorded amount of the nonmonetary asset transferred from the enterprise may be the only available measure of the transaction”. The Company could not determine fair value of either the asset transferred (Phoenix) or the asset received (shares of the Company’s common stock), and therefore recorded cost, $1,406,250, the value of the shares received at the time shares were initially issued, was used to record the sale and a loss of $58,382 was recognized.

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

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had difficulty with the valuation of Phoenix as it is a unique business: Phoenix has no employees, is operated as a sole proprietorship, and has no tangible assets (the Company’s investment in Phoenix was initially allocated to intangible assets and goodwill). Its competitors are dissimilar and would not be representative of Phoenix’s value. The Company could not find a Level 1 input as there were no quoted prices in active markets for an identical asset. The Company then looked for Level 2 inputs, however, there were no quoted prices for similar assets in active markets nor identical assets in inactive markets. As stated previously, Phoenix is very different from its competitors and valuing it based on comparable values of other similar businesses was not representative of its value. This negated the market approach and the cost approach as valuation techniques. The Company then attempted to use an income approach by using present value techniques or an expected cash flow approach to value Phoenix. The Company’s brief ownership of Phoenix coupled with its poor results during this time (as compared to its history of profitability before the Company’s ownership) made this valuation technique a poor measure of Phoenix. Therefore, the Company could not determine within reasonable limits the value of Phoenix.

Paragraph 18 of APB 29 states, “The Board concludes that in general accounting for nonmonetary transactions should be based on the fair values of the assets involved which is the same basis as that used in monetary transactions. Thus, the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss should be recognized on the exchange. The fair value of the asset received should be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered”. The Company concluded that the value of the Company’s stock was “more clearly evident than the fair value of the asset surrendered”, in this case, Phoenix. The Company then tried to value the Company’s stock.

At the time of the disposition, the Company’s stock rarely traded. It traded eight days out of twenty in March 2008 for a total of 9,300 shares. The last trade before the transaction was on March 28th and the next trade was on April 8th during this time period. On March 31st, the disposition date, the bid was $0.30 and the ask was $1.05. The Company determined that the stock no longer had an active market and therefore was not a Level 1 input. In reviewing the adjustments needed to determine the stock’s value, the Company concluded that the adjustments needed to the price of the stock would be so significant given its lack of market activity and pricing spread that it would render the measurement a Level 3 measurement.

Paragraph C21c of FAS 157 allows a practicability exception to the requirement to measure fair value if fair value is not reasonably determinable. This is further discussed in paragraph 26 of APB 29, “Fair value should be regarded as not determinable within reasonable limits if major uncertainties exist about the realizability of the value that would be assigned to an asset received in a nonmonetary transaction account for at fair value. An exchange involving parties with essentially opposing interests is not considered a prerequisite to determining a fair value of a nonmonetary asset transferred; nor does an exchange insure that a fair value for accounting purposes can be ascertained within reasonable limits. If neither the fair value of a nonmonetary asset transferred nor the fair value of a nonmonetary asset received in exchange is determined within reasonable limits, the recorded amount of the nonmonetary asset transferred from the enterprise may be the only available measure of the transaction”. As discussed previously, the Company concluded that the value of their stock was a Level 3 measurement, an unobservable input. In determining what value

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

should be given to this input, the Company concluded that it could not determine the value within reasonable limits. Accordingly, the Company concluded that the sale of Phoenix would be recorded using the asset’s recorded value, $1,406, 250, the value of the shares received at the time the shares were initially issued.

For tax purposes, the transaction was treated as split-off with no resulting tax consequences. The Company retired the 1,250,000 shares of its common stock received as of March 31, 2008.

The results of operations and cash flows of Phoenix have been removed from the results of continuing operations and have been accounted for as discontinued operations.

	For the three months ended March 31, 2008	For the year ended December 31, 2007
Revenues	$ 107,569	$ 1,681,083
Loss before income taxes	$ 98,503	$ 227,242
Loss on sale of Phoenix	58,382	--
Income tax benefit	37,611	79,383
Loss from discontinued operations	$119,274	$ 147,859

The assets and liabilities of discontinued business have been reclassified and are segregated in the consolidated balance sheet of December 31, 2007 as summarized as follows:

December 31, 2007
Accounts receivable	$ 501,992
Deposits and prepaid items	2,096
Total current assets held for sale	$ 504,088

Intangible assets, net	$ 783,244
Goodwill	1,126,030
Total long lived assets held for sale	$ 1,909,274

Accounts payable and accrued liabilities	$ 359,182
Deferred revenue	183,500
Total current liabilities available for sale	$ 542,682

Non current deferred income taxes payable	$ 302,176
Non current liabilities available for sale	$ 302,176

In conjunction with the Acquisition Agreement, Phoenix is obligated to pay its pre-disposition intercompany debt balance to the Company of $100,000 in forty consecutive monthly payments of $2,500 commencing on October 1, 2008. The series of forty monthly payments of $2,500 has been discounted, using the Company’s estimated incremental borrowing rate of 6.5% and the aggregate related unamortized net imputed interest of $8,885 has been offset against the face value of the receivable and a corresponding interest expense recorded. The current portion of this receivable from Phoenix, $25,310, has been classified as deposits and prepaid items and the remaining balance of $58,306 as other assets as of December 31, 2008.

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2008	2007
Prepaid expenses	$ 303,150	$ 236,723
Refundable deposits with suppliers	429,850	502,235
Prepaid expenses and other current assets	$ 733,000	$ 738,958

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,	December 31,
	2008	2007
Office equipment	$ 391,606	$ 526,941
Furniture & fixtures	61,864	61,864
Leasehold improvements	67,368	67,368
	520,838	656,173
Less: Accumulated depreciation	(380,553)	(528,625)
Property and equipment, net	$ 140,285	$ 127,548

Depreciation expense for the years ended December 31, 2008 and 2007 was $121,753 and $105,011, respectively.

NOTE 6 – ACQUISITIONS

During the first half of 2007, Online Vacation Center Holdings Corp. acquired La Tours, Dunhill, Curves Travel and purchased certain assets of SmartTraveler.com, Inc. (collectively the “2007 Acquisitions”). In conjunction with the 2007 Acquisitions, the cash paid in excess of the net of cash acquired, was $1,116,713. Additionally the Company issued 225,000 shares of its common stock and issued notes aggregating $300,000. The consideration had been allocated to assets and liabilities, including separate identifiable intangible assets based on independent third party valuations and internal assessments with approximately $982,563 allocated to goodwill.

The operations of the 2007 Acquisitions have been included in the Company’s consolidated results since their respective dates of acquisition.

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS, NET

During 2002, Online Vacation Center, Inc. purchased the rights to the Renaissance Cruises name and customer database. Online Vacation Center, Inc. also registered two trade names and marks for Online Vacation Center, Inc. Costs of $56,643 were capitalized and are being amortized over the expected 15-year useful lives of the trademarks.

A third-party company was hired to prepare a valuation to assist management of the Company in its allocation of the purchase price, primarily through the determination of the fair value and remaining useful lives of respective intangible assets in conjunction with its acquisitions during 2007 and 2006. The fair value related to the intangible assets acquired pertaining to these acquisitions was $1,051,080 and was capitalized and amortized over their expected useful lives, ranging from 1 to 10 years.

The customer lists acquired by Dunhill are capitalized and amortized over their estimated useful lives of four years.

The Company conducted its annual test for impairment during the fourth quarter of 2008. The results of the impairment tests indicated that the intangibles were not impaired.

Intangible assets consist of the following:

	December 31,	December 31,
	2008	2007
Trade names Customer contracts and backlog Customer lists and relationships	$ 296,040 9,000 1, 281,655	$ 289,253 9,000 868,323
	1,586,695	1,166,576
Less: Accumulated amortization	(470,082)	(178,110)
Intangible assets, net	$ 1,116,613	$ 988,466

Amortization expense for the years ended December 31, 2008 and 2007 was $289,272 and $157,955, respectively. The estimated aggregate amortization expense for the next five years and thereafter is as follows:

Year	Estimated Annual Amortization Expense
2009	$ 294,307
2010	260,331
2011	231,731
2012	90,260
2013 and thereafter	239,984

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – GOODWILL

The Company initially recorded $1,799,028 in conjunction with its acquisitions of 2006 and 2007. The goodwill associated with 2006 acquisitions was subsequently reduced in 2007 by $44,748 due to the completion of an audit in 2007 of La Fern resulting in reductions of purchase price and related beneficial conversion feature of the debt issued and a reduction of deferred tax liabilities associated with the Thoroughbred acquisition. During the fourth quarter of 2008, the Company tested the carrying value of goodwill for impairment. The results of the tests indicated that the carrying value of the goodwill was not impaired.

Changes to the carrying amounts of consolidated goodwill are as follows:

Balance at December 31, 2006	$ 816,465
Acquisitions	982,563
Adjustments	(44,749)
Balance at December 31, 2007 and 2008	$1,754,279

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2008	December 31, 2007
Accounts payable	$ 571,800	$ 445,985
Accrued compensation	351,128	356,750
Accrued professional fees	102,932	154,932
Other accrued expenses	15,748	22,411
Total	$1,041,608	$ 980, 078

NOTE 10 – DEFERRED REVENUES

Deferred revenue consists of sales commission received from vacation travel suppliers net of cancellations, administrative fees received from passengers in advance of passenger travel dates and amounts invoiced for publishing advertising to be contained in the future publications. The advance sales commission, administrative fees and publishing advertising revenue is considered unearned revenue and recorded as deferred revenue in the accompanying consolidated balance sheets. Deferred revenue is recognized on the accompanying consolidated financial statements when the passenger travel occurs or the publication is distributed. At December 31, 2008 and December 31, 2007, deferred revenues were $1,989,929 and $2,384,720, respectively.

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The Notes Payable and Capital Lease Obligations consist of the following:

	December 31, 2008	December 31, 2007
Convertible Note - La Fern, Inc.	$ --	$ 327,720
Convertible Note – La Tours and Cruises, Inc.	200,000	300,000
Capital Lease Obligations	57,885	--
	257,885	627,720
Less: Unamortized discount	5,989	17,960
Less: Current portion-net of unamortized discount of $33 at December 31, 2008 and 2007	120,287	427,686
	$131,609	$ 182,074

In conjunction with its acquisition of La Fern, the Company issued a Convertible Note to the former owner of La Fern, in the amount of $375,000, subject to adjustment based upon the results of an audit of the financial statements of La Fern as of the acquisition, date due October 1, 2008 bearing interest at 6% per annum with interest payable semi-annually commencing on April 1, 2007 and could not be prepaid by the Company. As a result of the audit, concluded in 2007, the Note amount was adjusted to $327,720. The Note was convertible, at the election of La Fern prior to maturity, into 163,860 shares of the Company’s common stock at a conversion price equal to $2.00 per share. The Company paid the Note in full on October 1, 2008.

In conjunction with its acquisition of La Tours, the Company agreed to pay $300,000 to the former owners of La Tours in three $100,000 annual installments, subject to adjustment as defined by the Acquisition Agreement, commencing on January 2, 2008. The series of three annual installments of $100,000 has been discounted, using the Company’s estimated incremental borrowing rate of 6.5%. The Company made its January 2, 2008 payment in full. The aggregate related unamortized imputed interest of $6,006 and $17,960 as of December 31, 2008 and 2007, respectively, has been offset against the face value of the debt.

In October 2008, the Company entered into a 36 month lease agreement for a new telephone system at a cost of $62,944 requiring monthly payments of $1,855 and is responsible for all executory costs as defined by the agreement. At the conclusion of the lease, the Company may purchase the system at a bargain purchase price. As of December 31, 2008, the cost of the system, net of accumulated depreciation of $3,497 was $59,447. The present value of future minimum lease payments under capital leases as of December 31, 2008 consists of the following:

Year Ending December 31,:
2009	$ 22,260
2010	22,260
2011	16,695
Total minimum lease payments	61,215
Less: amounts representing interest	3,330
Present value of minimum lease payments	$ 57,885

Interest expense for the years ended December 31, 2008 and 2007 respectively was $40,970 and $43,757 respectively.

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

The provision for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

	December 31,
	2008	2007
Current:
Federal	$ 13,546	$ (7,211)
State	$ 21 ,889	1,864
	35,435	(5,347)
Deferred:
Federal	$ 443,917	$ 118,974
State	74,425	19,784
	518,342	138,758
Provision for income taxes, net	$ 553,777	$ 133,411

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2008	2007

Statutory federal income tax rate	35.0%	35.0%
State income taxes Tax effect of non-deductible items Other	3.6 6.1 2.7	3.6 18.1 (0.8)
Effective tax rate	47.4%	55.9%

The effective tax rate exceeded the statutory in 2008 primarily as a result of $119,613 of incentive stock option expense which was non deductible item for tax purposes. The tax effect of non-deductible items in 2007 include $71,811 of stock compensation expense related to incentive stock options and $18,148 of imputed interest expense related to the La Tours acquisition debt. Other includes tax rate differentials and the true-up of permanent tax differences from prior periods.

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2008	December 31, 2007

Net operating loss carry- forwards and AMT tax credit	$ 36,905	$ 430,328
Depreciation and amortization	(211,523)	(49,635)
Accruals and other	126,829	52,289

Deferred income tax asset (liability)	$ (47,789)	$ 432,982

The net deferred tax assets and liabilities are comprised of the following:

	December 31, 2008	December 31, 2007

Current	$ 27,672	$ 1,665
Non-current	(75,461)	431,317

Net deferred income tax asset (liability)	$(47,789)	$ 432,982

The Company has federal net operating loss carry forwards totaling $75,548 which will expire in 2022.

NOTE 13 – TREASURY STOCK

On August 1, 2008, the Company announced that its Board of Directors had approved a program to repurchase of up to $200,000 of the Company's common stock to be funded from available working capital and subject to the applicable rules and regulations of the Securities and Exchange Commission and other applicable legal requirements. The program will not extend beyond June 30, 2009, does not require the Company to acquire a specific number of shares and may be suspended from time to time or discontinued. As of December 31, 2008 the Company had purchased 44,300 shares of its common stock in the open market at a cost of $25,628.

   NOTE 14 – STOCK BASED COMPENSATION

The 2005 Management and Director Equity Incentive and Compensation Plan (the “Plan”) provides for the grants of stock options, restricted stock, performance-based and other equity-based incentive awards to directors, officers and key employees. Under this Plan, stock options must be granted at an option price that is greater than or equal to the market price of the stock on the date of the grant. If an employee owns 10% or more of the

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s outstanding common stock, the option price must be at least 110% of the market price on the date of the grant. Options granted under this Plan become exercisable in accordance with the terms of the grant as determined by a committee of the Company’s Board of Directors. All options granted expire no more than 10 years following the date of grant.

During 2007, 350,000 stock options were granted to an officer and key employees under the Plan. All options have a five year life and exercise prices ranging from $1.76 to $3.02. On March 26, 2008, 232,400 stock options were granted to key employees under the Plan. All options have a five year life and an exercise price $1.27.

A summary of the activity in the Company’s Plan for the period of January 1, 2007 through December 31, 2008 is presented below.

	Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2007	1,870,000	$ 1.28
Granted	350,000	2.13
Canceled/Forfeited	(5,000)	2.91
Exercised	-	0.00
Options outstanding at December 31, 2007	2,215,000	$ 1.41
Granted	232,400	1.27
Canceled/Forfeited	-	0.00
Exercised	-	0.00
Options outstanding at December 31, 2008	2,447,400	$1.39

The weighted fair value of options granted during 2007 was $0.64 with the following assumptions: average expected life 3.5 years; 4.01% interest rate; 42.87% volatility; 5% forfeiture rate. The weighted fair value of options granted during 2008 was $0.04 with the following assumptions: average expected life of 3.5 years; 2.0% average interest rate; 42.1% volatility; 5% forfeiture rate. Compensation cost recognized for the years ended December 31, 2008 and 2007 was $154,521 and $184,450, respectively.

As of December 31, 2008 there was approximately $57,544 of total stock-based compensation expense not yet recognized relating to non-vested awards granted under the Company’s option plan as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately eleven months. The number of non-exercisable shares was 577,400 shares of common stock at December 31, 2008. At December 31, 2008, 1,870,000 shares of common stock were exercisable at a weighted average price of $1.28 per share.

For the years ended December 31, 2008 and 2007, 9,800 and 11,200 restricted shares, respectively, were granted to employees and directors under the Plan. Compensation expense related to the grant of restricted shares for the years ended December 31, 2008 and 2007 was $16,250 and $18,520, respectively.

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RELATED PARTY TRANSACTIONS

Effective October 2005, Online Vacation Center Holdings, Inc. engaged a consultant who now serves on the Company’s Board of Directors. In consideration for such services, the consultant received a monthly fee of $10,000. The consultant and Company, by mutual accord, terminated the consulting services as of September 30, 2007. During 2007 this consultant received $90,000 in consulting fees.

NOTE 16 - COMMITMENTS AND CONTIGENCIES

Lease Commitments

Online Vacation Center Holdings Corp. has entered into a lease for approximately 10,000 square feet of corporate office space in Plantation, Florida. Total monthly lease payments, which include a proportionate share of building operating expenses, are $21,720 through June 2011; the termination date of the lease. Additionally, the rent expense for the years ended December 31, 2008 and 2007 was $245,453 and $241,651, respectively.

Executive Employment Agreements

On March 16, 2006, the Company entered into an executive employment agreement with its President and Chief Executive Officer. The Company will pay an initial annual base salary of $300,000, payable bi-weekly. The base salary is subject to annual automatic incremental increases of the greater of the percentage increase in the consumer price index or 6% of the previous year's base salary. In addition, the Company issued incentive stock options to purchase 300,000 shares of common stock and nonqualified stock options to purchase 200,000 shares of common stock which are exercisable at 150% of the fair market value of the Company's common stock as of the effective date of the share exchange ($1.27). All of the nonqualified stock options and incentive stock options to purchase 100,000 shares vested immediately. Incentive stock options to purchase 100,000 shares of common stock vested on March 15, 2007 and the remaining 100,000 incentive stock options vested on March 15, 2008. All of the options were issued under the 2005 Management and Director Equity Incentive and Compensation Plan.

On August 31, 2006, in conjunction with the acquisition of Phoenix, the Company entered into an employment agreement with the president of Phoenix to continue serving in such capacity. The Company paid a base salary of $202,000 per annum commencing on September 1, 2006 and increased by 4% per annum until August 31, 2009, the termination date of the Agreement. In addition, the president was also entitled to a retention bonus, as defined, a bonus in conjunction with the closing of certain acquisition prospects, as defined, and a bonus in conjunction with Phoenix achieving certain profitability thresholds as defined. In conjunction with the sale of Phoenix back to its president on March 31, 2008, this contract was terminated by mutual accord.

Other Contract Obligations

During the course of business, the Company has entered into contracts for information technology services, internet, telephone and other related expenses.

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, the Company had the following future minimum obligations for rental lease commitments, employment agreements and other contractual obligations as follows:

Year	Amount

2009	$1,012,834
2010	752,818
2011	621,583
2012 and thereafter	-
$ 2,387 ,235

Benefit Plan

The Company participates in a multi-employer 401 (k) Plan managed by a professional employer organization the Company retains for administering payroll and employee benefits programs. Contributions to the Plan are at the discretion of the Company’s board of directors. No contributions were approved during the years ended December 31, 2008 and 2007, respectively.

Asserted Claims

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

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For the year ended December 31, 2008:
Continuing operations
Net revenues	$ 2,255,824	$ 2,691,750	$ 1,975,977	$ 2,868,687
Operating income/(loss)	(235,355)	398,920	79,049	949,696
Income/(loss)from continuing operations	(177,407)	211,881	41,870	537,834
(Loss) from discontinued operations	(119,274)	--	--
Net earnings/(loss)	(296,681)	211,881	41,870	537,834

Earnings/(loss) per share-basic:
Income/(loss) from continuing operations	$(0.01)	$0.01	$0.00	$0.03
(Loss) from discontinued operations	$(0.01)	$0.00	$0.00	$0.00
Net earnings/(loss)	$(0.02)	$0.01	$0.00	$0.04

Earnings/(loss) per share-diluted:
Income/(loss) from continuing operations	$(0.01)	$0.01	$0.00	$0.03
(Loss) from discontinued operations	$(0.01)	$0.00	$0.00	$0.00
Net earnings/(loss)	$(0.02)	$0.01	$0.00	$0.04

For the year ended December 31, 2007:
Continuing operations
Net revenues	$2,260,568	$1,966,578	$1,812,478	$3,284,762
Operating income/(loss)	49,161	(304,693)	(429,355)	938,991
Income/(loss)from continuing operations	19,411	(200,708)	(270,537)	557,073
(Loss) from discontinued operations	(86,600)	(85,923)	(68,750)	93,414
Net earnings/(loss)	(67,189)	(286,631)	(339,287)	650,487

Earnings/(loss) per share-basic:
Income/(loss) from continuing operations	$0.00	$(0.02)	$(0.02)	$0.05
(Loss) from discontinued operations	$0.00	$(0.01)	$0.00	$0.00
Net earnings/(loss)	$0.00	$(0.03)	$(0.02)	$0.05

Earnings/(loss) per share-diluted:
Income/(loss) from continuing operations	$0.00	$(0.02)	$(0.02)	$0.05
(Loss) from discontinued operations	$0.00	$(0.01)	$0.00	$0.00
Net earnings/(loss)	$0.00	$(0.03)	$(0.02)	$0.05

NOTE -18 – SUBSEQUENT EVENTS

On March 2, 2009, the Company announced that its Board of Directors had approved a program to repurchase of up to an additional $150,000 of the Company's common stock to be funded from available working capital and subject to the applicable rules and regulations of the Securities and Exchange Commission and other applicable legal requirements. The program will not extend beyond June 30, 2009, does not require the Company to acquire a specific number of shares and may be suspended from time to time or discontinued. As of March 2, 2009 the Company had purchased 113,609 shares of its common stock in the open market at a cost of $60,991.

On March 23, 2009 the Company entered into an agreement with two shareholders to purchase 150,000 shares and 100,000 shares, respectively, of the Company’s common stock at $0.50 per share. This repurchase transaction is not part of the Company’s previously announced repurchase program.