Form 10-K/A
period 2008-12-31
ONLINE VACATION CENTER HOLDINGS CORP
filed 2009-03-31
CIK 1058786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]Yes   No [ ]

Indicate by check mark if disclosure pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.
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

The number of shares outstanding of the registrant's common stock as of December 31, 2008:
17,252,777

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

EXPLANATORY STATEMENT

This Amendment on Form 10-K/A is being filed for the purpose of amending Part IV, Item 15 of Online Vacation Center Holdings Corp. Form 10-K Annual Report for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission on March 27, 2009 for the sole purpose of attaching Exhibit 21.1 which was inadvertently omitted from the Annual Report. As required by Rule 12b-15 of the Exchange Act, we are also filing Exhibits 31.1, an amended Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Exhibit 31.2, an amended Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made in this Form 10-K that modify or update other disclosures as presented in the Annual Report filed on March 27, 2009.

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

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.1 in the Company's Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 27, 2009)

32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.2 in the Company's Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 27, 2009)

___________

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

Date: March 31, 2009

3