Form 10-Q
period 2009-03-31
ONLINE VACATION CENTER HOLDINGS CORP
filed 2009-05-07
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                                               to

Commission file number: 0-32137

                        Online Vacation Center Holdings Corp.

(Exact name of registrant as specified in its charter)

                                                                            Florida                                                            65-0701352
                                                 State or other jurisdiction of incorporation                  (I.R.S. Employer Identification No.)

                                                                   or organization

1801 N.W. 66th Avenue, Suite 102, Plantation, Florida 33313

                                                                              (Address of principal executive offices)           (Zip Code)

                                 (954) 377-6400

Registrant’s telephone number including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

     Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [ ]     No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                                                    Accelerated filer [  ]

Non-accelerated filer [  ]                        (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes    [X]  No

At May 1, 2009, the number of shares outstanding of the registrant's common stock, $0.0001 par value was 17,261,777.

                                                                  PAGE

Part I.	Financial Information
Item 1	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	16
Item 4T.	Controls and Procedures	21
Part II	Other Information
Item 1	Legal Proceedings	21
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3	Default upon Senior Notes	22
Item 4	Submission of Matters to a Vote of Securities Holders	22
Item 5	Other Information	23
Item 6	Exhibits	23
Exhibit 31.1 – Certification
Exhibit 31.2 – Certification
Exhibit 32.1 – Certification
Exhibit 32.2 – Certification

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 2,177,387	$ 1,693,447
Accounts receivable, net	938,545	1,236,109
Deposits and prepaid items	472,758	733,000
Deferred tax asset, net		27,672
Total Current Assets	3,588,690	3,690,228

Restricted cash	63,000	63,000
Property and equipment, net	131,759	140,285
Deferred tax asset, net	27,210	-
Intangible assets, net	1,137,816	1,116,613
Goodwill	1,754,279	1,754,279
Other assets	51,718	58,306
Total Assets	$ 6,754,472	$ 6,822,711

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,236,302	$ 1,041,608
Deferred revenue	1,396,949	1,989,929
Notes payable and capital lease obligations, current portion	114,327	120,287
Total Current Liabilities	2,747,578	3,151,824

Notes payable and capital lease obligations	32,358	131,609

Deferred tax liability	113,035	75,461

Total Liabilities	2,892,971	3,358,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding	-	-
Common stock, 80,000,000 shares authorized at
$.0001 par value; 17,261,777 and 17,252,777 shares
issued and outstanding	1,726	1,725
Additional paid-in capital	4,426,891	4,392,963
Accumulated deficit	(375,015)	(905,243)
Treasury stock at cost; 373,699 shares	(192,101)	(25,628)
Total Stockholders' Equity	3,861,501	3,463,817

Total Liabilities and Stockholders' Equity	$ 6,754,472	$ 6,822,711

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements. 3

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended March 31,
	2009	2008

NET REVENUES	$2,824,743	$2,255,824

OPERATING EXPENSES:
Selling and marketing	680,433	987,899
General and administrative	1,142,317	1,416,182
Depreciation and amortization	119,838	87,098

OPERATING INCOME (LOSS)	882,155	(235,355)

Interest income (expense), net	1,876	(18,694)

Income (loss) from continuing operations before provision
(benefit) for income taxes	884,031	(254,049)

Provision (benefit) for income taxes	353,803	(76,642)

Income (loss) from continuing operations	530,228	(177,407)

DISCONTINUED OPERATIONS:

Loss from discontinued operations of Phoenix
International Publishing, LLC, net of tax	-	(119,274)

NET INCOME (LOSS)	$ 530,228	$(296,681)

EARNINGS PER SHARE - Basic
Income (Loss) from continuing operations	$ 0.03	$ (0.01)
(Loss) from discontinued operations	$ -	$ (0.01)
Net Income (Loss)	$ 0.03	$ (0.02)

Weighted average shares outstanding - Basic	17,257,406	18,496,845

EARNINGS PER SHARE - Diluted
Income (Loss) from continuing operations	$ 0.03	$ (0.01)
(Loss) from discontinued operations	$ -	$ (0.01)
Net Income (Loss)	$ 0.03	$ (0.02)

Weighted average shares outstanding - Diluted	17,257,406	18,496,845

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from continuing operating activities:
Net income/(loss)	$ 530,228	$ (296,681)
Loss from discontinued operations, net of tax	-	(119,274)
Income/(Loss) from continuing operations	530,228	(177,407)
Adjustments to reconcile to net cash inflow from operating activities:
Depreciation and amortization	119,838	87,098
Stock based compensation expense	33,929	69,208
Imputed interest expense	1,472	16,490
Deferred income tax expense /(benefit)	38,036	(114,214)
Decrease in accounts receivable	297,564	131,196
(Increase)/Decrease in deposits and prepaid items	260,655	(111,344)
Increase in accounts payable and accrued liabilities	194,694	265,968
Increase/(Decrease) in deferred revenue	(592,980)	19,154
Net cash provided by operating activities	883,436	186,149
Cash flows from continuing investing activites:
Capital expenditures	(21,360)	(9,920)
Increase in intangible assets	(111,155)	(118,211)
Decrease in restricted cash	-	108
Increase in receivable upon disposition of discontinued operation	-	(100,000)
Repayment of note receivable	6,175	-
Cash paid upon disposition of discontinued operation	-	(4,932)
Cash used in investing activities	(126,340)	(232,955)
Cash flows from continuing financing activites:
Purchase of treasury stock under approved repurchase plan	(91,473)	-
Purchase of treasury stock	(75,000)	-
Payments under capital lease obligations	(6,683)	-
Repayment of note payable	(100,000)	(100,000)
Cash used in financing activities	(273,156)	(100,000)

Discontinued Operations
Cash provided by operating activities	-	47,912
Cash provided by discontinued operations	-	47,912

Increase (Decrease) in cash during the period	483,940	(98,894)

Cash at the beginning of the period	1,693,447	1,189,042
Cash at the end of the period	$ 2,177,387	$ 1,090,148
Supplemental information:
Cash paid for interest	$ 737	$ -
Cash paid for taxes	$ 10,400	$ 1,136
Common stock received in conjunction with disposition of discontinued operation	$ -	$ 1,406,250
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements. 5

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Online Vacation Center Holdings Corp., (the “Company”), and the notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and filed with the Securities and Exchange Commission on March 27, 2009. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

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

In November 2007, the Company’s Board of Directors granted the Company the authority to sell Phoenix International Publishing LLC (“Phoenix”), a publisher of consumer magazines and guides about travel to the U.S. and Canada. On March 31, 2008, the Company completed the sale of Phoenix to Simon Todd (“Mr. Todd”), pursuant to the terms of an acquisition agreement (“Acquisition Agreement”), dated March 31, 2008, by and among the Company, Phoenix, and Mr. Todd. Pursuant to the Acquisition Agreement, the Company received 1,250,000 shares of the Company’s common stock from Mr. Todd at closing. The Acquisition Agreement provides for, among other matters, contingent consideration from Mr. Todd in the event that certain thresholds of profitability, as defined, are attained within three years from the date of disposition or sale of Phoenix by Mr. Todd to a third party for an amount in excess of a defined amount for a period of three years from March 31, 2008.The amount of contingent consideration, if any, can not be determined as the likelihood of such future events giving rise to such contingent consideration can not be ascertained nor the effects estimated. Upon execution of the Acquisition Agreement, Mr. Todd resigned as Vice President of the Company. Prior to the acquisition of

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Phoenix by the Company, Mr. Todd was the owner, sole member, and President of Phoenix. The Company acquired Phoenix from Mr. Todd on August 31, 2006 for 1,450,000 shares of the Company’s common stock.

The Company recorded the sale of Phoenix at its fair value, as defined by Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”) and Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”).APB 29 states, “If neither the fair value of a nonmonetary asset transferred nor the fair value of a nonmonetary asset received in exchange is determined within reasonable limits, the recorded amount of the nonmonetary asset transferred from the enterprise may be the only available measure of the transaction”. The Company could not determine fair value of either the asset transferred (Phoenix) or the asset received (shares of the Company’s common stock), and therefore recorded cost was used to record the sale and a loss of $58,382 was recognized.

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

Paragraph C21c of FAS 157 allows a practicability exception to the requirement to measure fair value if fair value is not reasonably determinable. This is further discussed in paragraph 26 of APB 29, “Fair value should be regarded as not determinable within reasonable limits if major uncertainties exist about the realizability of the value that would be assigned to an asset received in a nonmonetary transaction account for at fair value. An exchange involving parties with essentially opposing interests is not considered a prerequisite to determining a fair value of a nonmonetary asset transferred; nor does an exchange insure that a fair value for accounting purposes can be ascertained within reasonable limits. If neither the fair value of a nonmonetary asset transferred nor the fair value of a nonmonetary asset received in exchange is determined within reasonable limits, the recorded amount of the nonmonetary asset transferred from the enterprise may be the only available measure of the transaction”. As discussed previously, the Company concluded that the value of their stock was a Level 3 measurement, an unobservable input. In determining what value should be given to this input, the Company concluded that it could not determine the value within reasonable limits. Accordingly, the Company concluded that the sale of Phoenix would be recorded using the asset’s recorded value.

For tax purposes, the transaction was treated as split-off with no resulting tax consequences. The Company retired the 1,250,000 shares of its common stock received as of March 31, 2008.

The results of operations and cash flows of Phoenix has been removed from the results of continuing operations and have been accounted for as discontinued operations.

For the three months ended March 31,
2008
Revenues	$ 107,569
Loss before income taxes	$ 98,503
Loss on sale of Phoenix	58,382
Income tax benefit	37,611
Loss from discontinued operations	$ 119,274

In conjunction with the Acquisition Agreement, Phoenix is obligated to pay its pre-disposition intercompany debt balance to the Company of $100,000 in forty consecutive monthly payments of $2,500 commencing on October 1, 2008. The series of forty monthly payments of $2,500 has been discounted, using the Company’s

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

estimated incremental borrowing rate of 6.5% and the aggregate related unamortized imputed interest of $13,498 as of March 31, 2008 has been offset against the face value of the receivable and a corresponding interest expense recorded. The current portion of this receivable from Phoenix, $25,724, has been classified as deposits and prepaid items and the remaining balance of $51,718 as other assets as of March 31, 2009.

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 that delayed, by one year, the effective date of FAS 157 for the majority of non-financial assets and non-financial liabilities. The Company’s adoption of FAS 157 for certain assets and liabilities, which were not included in FSP FAS 157-2, as of January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows as of and for the year ended December 31 ,2008 except as discussed in Note 2. Cash equivalents and restricted cash are carried at cost which approximates fair value. We adopted the provisions of FSP FAS 157-2 as of January 1, 2009. Items to which the deferral under FSP FAS 157-2 applied include nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, or recurring fair value measurements of nonfinancial assets and nonfinancial liabilities, which are not disclosed at fair value in the consolidated financial statements. We did not have nonfinancial assets or nonfinancial liabilities covered by the provisions of FAS No.157 which required remeasurement upon adoption or during the three months ended March 31, 2009, and therefore there was no impact of adoption on our financial position, results of operations, or cash flows.

In October 2008 the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, (“FSP FAS 157-3”) to clarify the application of the provisions of FAS157 in an inactive market and how an entity would determine fair value in an inactive market. FSP FAS 157-3 was effective immediately. The application of the provisions of FSP FAS 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended December 31, 2008.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No.157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June15, 2009 and is to be applied prospectively. The Company does not expect the adoption of FSP FAS 157-4 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June15, 2009. The adoption of FSP 107-1 and APB 28-1 will have no impact on the Company’s financial statements.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006 the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB SFAS Nos. 87, 88, 106 and 132(R), (“FAS 158”). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the provisions of FAS No. 158 as of January 1, 2009. The adoption did not have a material impact on the condensed consolidated financial statements.

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

FAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of FAS 141(R) as of January 1, 2009. The adoption did not have a material impact on the condensed consolidated financial statements.

Noncontrolling Interest in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51’’ (‘‘FAS 160’’). FAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FAS 141(R). FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted the provisions of FAS 160 as of January 1, 2009. The adoption did not have a material impact on the condensed consolidated financial statements.

Accounting for Collaborative Arrangements

In December 2007, the Emerging Issues Task Force (“EITF”) met and ratified EITF No.07-01, Accounting for Collaborative Arrangements (“EITF 07-01”), in order to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This EITF is effective for financial statements issued for fiscal years beginning after December15, 2008, and interim periods within those fiscal years. This EITF is to be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company adopted the provisions of EITF 07-01 as of January 1, 2009. The adoption did not have a material impact on the condensed consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”(“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under FAS 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FAS 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles. We adopted the provisions FSP FAS 142-3 on January 1, 2009. As the provisions of FSP FAS 142-3 are applied prospectively, there was no impact of adoption on our financial position, results of operations, or cash flows

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“FAS 161”). This Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt FAS 161 on January 1, 2009. We adopted the provisions FAS 161 on January 1, 2009. As we do not engage in any hedging activities nor utilize derivatives, the adoption of FAS No.161 did not have an impact on our financial position, results of operations, or cash flows.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" The FSP, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

conversion (“FSP APB 141”). The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The Company adopted the provisions of FSP APB 141 as of January 1, 2009. The adoption did not have a material impact on the condensed consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of FSP EITF 03-6-1 as of January 1, 2009. The adoption did not have a material impact on the condensed consolidated financial statements.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of EITF 07-5 as of January 1, 2009. The adoption did not have a material impact on the condensed consolidated financial statements.

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

	Quarter Ended March 31,
	2009	2008
Numerator:
Continuing operations:
Income (loss) from continuing operations	$ 530,228	$ (177,407)
Effect of dilutive convertible debt	--	--
Total	$ 530,228	$ (177,407)

Discontinued operations
Loss from discontinued operations	$ --	$ (119,274)

Net income (loss)	$ 530,228	$ (296,681)

Denominator:
Weighted average number of shares outstanding – basic And diluted	17,257,406	18,496,845

EPS:
Basic:
Continuing operations	$ 0.03	$ (0.01)
Discontinued operations	0.00	(0.01)
Net income (loss)	$ 0.03	$ (0.02)

Diluted
Continuing operations	$ 0.03	$ (0.01)
Discontinued operations	0.00	(0.01)
Net income (loss)	$0.03	$(0.02)

5.	TREASURY STOCK

On August 1, 2008, the Company announced that its Board of Directors had approved a program to repurchase of up to $200,000 of the Company's common stock to be funded from available working capital and subject to the applicable rules and regulations of the Securities and Exchange Commission and other applicable legal requirements. The program will not extend beyond June 30, 2009, does not require the Company to acquire a specific number of shares and may be suspended from time to time or discontinued. On March 2, 2009, the Company announced that its Board of Directors had approved a program to repurchase of up to an additional $150,000 of the Company's common stock to be funded from available working capital and subject to the applicable rules and regulations of the Securities and Exchange Commission and other applicable legal requirements. The program will not extend beyond June 30, 2009, does not require the Company to acquire a specific number of shares and may be suspended from time to time or discontinued. As of March 2, 2009 the Company had purchased 123,609 shares of its common stock in the open market at a cost of $66,096 in conjunction with the program.

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 23, 2009 the Company entered into an agreement with two shareholders to purchase 150,000 shares and 100,000 shares, respectively, of the Company’s common stock at $0.50 per share at an aggregate cost of $125,000. This repurchase transaction is not part of the Company’s previously announced repurchase program.

6.	STOCK BASED COMPENSATION

In conjunction with the Share Exchange Agreement, the Company's Board of Directors amended its 2005 Management and Director Equity Incentive and Compensation Plan (the “Plan”). This Plan provides for the grants of stock options, restricted stock, performance-based and other equity-based incentive awards to directors, officers and key employees. Under this Plan, stock options must be granted at an option price that is greater than or equal to the market price of the stock on the date of the grant. If an employee owns 10% or more of the Company’s outstanding common stock, the option price must be at least 110% of the market price on the date of the grant. Options granted under this Plan become exercisable in accordance with the terms of the grant as determined by a committee of the Company’s Board of Directors. All options granted expire no more than 10 years following the date of grant.

No stock options were granted during the three months ended March 31, 2009.

A summary of the activity in our Plan for the quarter ended March 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2008	2,447,400	$ 1.39
Granted	-	0.00
Canceled	5,000	3.02
Exercised	-	0.00
Options outstanding at March 31, 2009	2,442,400	$1.39

Compensation cost recognized for the quarters ended March 31, 2009 and 2008 was $18,359 and $52,958, respectively.

As of March 31, 2009, there was approximately $39,185 of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our option plan as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately 10 months. The number of non-exercisable shares was 472,400 shares of common stock at March 31, 2009. At March 31, 2009, 1,970,000 shares of common stock at weighted average strike price of $1.36 per share were exercisable.

For the quarter ended March 31, 2009, 9,000 restricted shares were granted to employees and directors under the Plan. Compensation expense for the quarters ended March 31, 2009 and 2008 related to the restricted share grants was $15,570 and $16,250, respectively.

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

8. SUBSEQUENT EVENT

On May 5, 2009, the Company entered into an agreement with Reginald Flosse to purchase 150,000 shares of the Company’s common stock at a purchase price of $0.50 per share. The purchase price was paid from the Company's working capital. Reginald Flosse is an affiliate of the Company and holds more than 10% of the Company's issued and outstanding stock. This repurchase transaction is not part of the Company’s previously announced repurchase program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, those risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 27, 2009 and the risks discussed in other SEC filings. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

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

•	Dunhill Vacations, Inc., the publisher of three travel newsletters, "Top Travel Values", "Spotlight", and "TRAVELFLASH", and

•

La Tours and Cruises, Inc. and Thoroughbred Travel, LLC, our Houston travel agencies operating as "West University Travel / Journeys Unlimited", focused on providing luxury personal travel products such as cruises, European tours and all-inclusive vacations.

We generate revenues from:

•	commissions on cruises

•	commissions on other travel related products

•	commissions on travel insurance

•	advertising and marketing services provided to travel suppliers

We currently market our services by:

•	producing travel-related publications for consumers

•	telemarketing to our existing customer base

•	direct mailing to our existing customer base as well as targeted prospects

•	sending emails to our opt in subscription base

Operating expenses include those items necessary to advertise our services, produce our marketing materials, maintain and staff our travel reservation and fulfillment center including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery and general and administrative expenses including rent and computer maintenance fees.

All references in this Quarterly Report to the "Company", "we" or "our" refer to Online Vacation Center Holdings Corp. and our subsidiaries unless otherwise noted. Our main telephone number is 954-377-6400 and our web site is located at www.onlinevacationcenter.com. The content on our web site is not incorporated by reference into this filing.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Continuing operations:

Revenues increased by $568,919 or 25.2% to $2,824,743 for the three months ended March 31, 2009 (“the first quarter of 2009”) compared with $2,255,824 for the three months ended March 31, 2008 (“the first quarter of 2008”). The increase is attributable to an increase in commission revenue and publishing revenue.

Selling and marketing expenses decreased by $307,466 or 31.1% to $680,433 for the first quarter of 2009 compared with $987,899 for the first quarter of 2007. The decrease is primarily attributable to a reduction in marketing materials costs. S elling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses decreased by $273,865 or 19.3% to $1,142,317 for the first quarter of 2009 compared with $1,416,182 for the first quarter of 2008. The decrease is primarily attributable to a reduction in management and non sales staff compensation and fees for professional services. General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the first quarter of 2009 was $119,838 compared with $87,098 for the first quarter of 2008. Amortization expense increased by $35,693 during the first quarter of 2009, resulting from an increase in the amortization expense of the Dunhill subscriber list.

Interest Income/ (Expense) increased from expense of $18,694 for the first quarter of 2008 to income of $1,876 for the first quarter of 2009. The first quarter of 2008 expense was primarily attributable to the imputed interest associated with the receivable from Phoenix payable over 40 months and less interest income earned on lower cash balances at the bank coupled with declining interest rates. The income in the first quarter of 2009 represents the excess of interest income earned on our cash balances at the bank over the interest expense on the debt issued by us in conjunction with our acquisition of La Tours and Cruises, Inc and our capital lease obligation.

Our income before provision for income taxes was $884,031 in the first quarter of 2009 compared with our loss before benefit for income taxes of $254,049 in the first quarter of 2008. These results are primarily attributable to the increase in revenues, a decrease in selling and marketing expenses and general and administrative expenses, an increase in interest income offset by an increase in amortization expenses associated with the Dunhill subscriber list.

The provision for income taxes increased from a benefit of $76,642 for the first quarter of 2008 compared with tax expense of $353,803 for the first quarter of 2009. The decrease is directly related to an increase in results from operations whereby income before income taxes for the first quarter of 2009 was $884,031 whereas the loss before income taxes for the first quarter of 2008 was $254,049. The tax rate in the first quarter of 2009 was 40.0% primarily as a result of the effects of non-tax deductible items and the benefit rate in the first quarter of 2008 was 30.2%.

As a result of the foregoing, our net income from continuing operations was $530,228 for the first quarter of 2009 compared with a net loss from continuing operations of $177,4 07 for the first quarter of 2008.

Discontinued Operations

We acquired Phoenix International Publishing, LLC (“Phoenix”), a United Kingdom publisher of consumer magazines and guides about travel to the U.S. and Canada, on August 31, 2006 for 1,450,000 shares of our common stock from Simon Todd (“Mr. Todd”). In November 2007, the Company's Board of Directors granted the Company the authority to sell Phoenix. On March 31, 2008, we sold Phoenix to Mr. Todd, the former owner of Phoenix, in exchange for 1,250,000 shares of our common stock which were owned by Mr. Todd. We recorded the sale of Phoenix at its fair value, as defined by Statement of Financial Accounting Standards No. 157, Fair Value Measurements, resulting in a loss of $58,382. For tax purposes, the transaction was treated as split-off with no resulting tax consequences. We retired the 1,250,000 shares of our common stock received from Mr. Todd in the sale transaction as of March 31, 2008.

The results of operations and cash flows of Phoenix have been removed from the results of continuing operations as of March 31, 2008. The results of operations of Phoenix for the first quarter of 2008 are as follows:

For the Quarter Ended March 31,
2008
Revenues	$ 107,569
Operating (loss)	$ (98,805)
(Loss) on sale of Phoenix	$ (58,382)
Net (loss) from discontinued operations	$ (119,274)

As a result of the foregoing, our net income was $530,228 for the first quarter of 2009 compared with a net loss of $296,681 for the first quarter of 2008.

Liquidity and Capital Resources

Cash at March 31, 2009 was $2,177,387 compared with cash of $1,693,447 at December 31, 2008. The primary source of our liquidity and capital resources has come from our operations.

Cash flows provided by operating activities were $883,436 and $186,149 in the first quarter of 2009 and 2008, respectively. The increase of $697,287 was primarily attributable to an increase in income from continuing operations of $707,635, an increase in non-cash operating items of $134,693 in 2009 offset by an increase in cash used for working capital items of $145,041 in 2009.

Cash flows used in investing activities decreased to $126,340 in the first quarter of 2009 compared with $232,955 during the first quarter of 2008. The primary decrease in cash out flows related to the pre-disposition intercompany balance receivable from Phoenix totaling $100,000 during the first quarter of 2008.

Cash flows used in financing activities increased to $273,156 in the first quarter of 2009 compared with $100,000 in the first quarter of 2008. The primary increase in cash outflows was due to the Company’s purchase of its common stock under a repurchase program authorized by our Board of Directors in August 2008, which was amended in March 2009 and a private transaction with existing shareholders aggregating $166,473, and the payment under a capital lease obligation for new telephone equipment.

Cash flows provided by discontinued operations, solely from operating activities were $47,912 in the first quarter of 2008.

At March 31, 2009, we had working capital of $841,112 compared with working capital of $538,404 at December 31, 2008, an increase of $302,708. We had an accumulated deficit of $375,015 at March 31, 2009, a decrease of $530,228.

Management believes that the existing cash and cash expected to be provided by operating activities will be sufficient to fund the short term capital and liquidity needs of our operations. We may need to sell equity or debt securities or obtain credit lines from financial institutions to meet our longer-term liquidity and capital requirements. We can not provide any assurances that we will be able to obtain additional capital or financing in amounts or on terms acceptable to us, if at all or on a timely basis.

We have historically been heavily dependent on our relationships with five major cruise lines: Celebrity Cruises, Princess Cruises, Norwegian Cruise Line, Azamara Cruises and Royal Caribbean Cruise Line. We also depend on third party service providers for processing certain fulfillment services.

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

Critical Accounting Policies

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. A more extensive list of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 27, 2009, in the Notes to the Consolidated Financial Statements, Note 2, and the Critical Accounting Policies section. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, intangible asset testing and income taxes.

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

ITEM 4(T). – CONTROLS AND PROCEDURES

As of March 31, 2009 under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with this evaluation, our management identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of Online Vacation Center Holdings Corp. common stock during the first quarter of the 2009 fiscal year:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plan or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January1, 2009 – January 31, 2009	--	$ --	--	$ 174,372
February 1, 2009 – February 28, 2009	69,309	$ 0.510	69,309	$ 139,009
March 1, 2009 – March 31, 2009	260,000(2)	$ 0.504	10,000	$ 283,904
Total	329,309	$ 0.506	79,309	$238,904

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

(2)

On March 2, 2009 the Company announced that its Board of Directors authorized the repurchase of an additional $150,000 of the Company’s common stock to be funded from available working capital under the same terms and conditions as the August 1, 2008 announcement.

(3)	On March 23, 2009 the Company entered into an agreement with a 10% beneficial shareholder and an unrelated additional shareholder to purchase 150,000 shares and 100,000 shares, respectively, of the Company’s common stock at $0.50 per share. This repurchase transaction is not part of the Company’s previously announced repurchase program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the vote of security holders during the first quarter of fiscal 2009.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.     EXHIBITS

Exhibit No.                                          Exhibit Description

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

Date: May 7, 2009