Form 10-K/A
period 2008-12-31
ONLINE VACATION CENTER HOLDINGS CORP
filed 2009-08-14
CIK 1058786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act        Yes [ ] No [X]

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,917,177 as of June 30, 2008 based on the closing price of the issuer's common stock on the Over-the-Counter Bulletin Board on said date ($1.00 per share). For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant's common stock as of June 30, 2009: 16,303,688

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format: Yes |_| No |X|

EXPLANATORY NOTE

We originally filed our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original 10-K”) with the Securities and Exchange Commission (“SEC”) on March 27, 2009 (the “Original Filing Date”) and we subsequently amended the Original 10-K by filing Amendment No. 1 on Form 10-K/A with the SEC on March 31, 2009 (the Original 10-K, as so amended, our “Form 10-K”) to include Exhibit 21.1, a list of our subsidiary companies, which was inadvertently omitted from the Original Filing.

The purpose of this Amendment No. 2 on Form 10-K/A (“Form 10-K/A”) is to restate our consolidated financial statements for the fiscal year ended December 31, 2008 (“fiscal 2008”), which are included in our Original 10-K. Management and the Audit Committee of our Board of Directors concluded that the Company’s 2008 financial statements should be restated due to an error relating to the accounting for its disposition of Phoenix International Publishing LLC ("Phoenix") in March 2008, in connection with its response to a comment letter received from the U.S. Securities and Exchange Commission regarding the Company’s Annual Report on Form 10-K for fiscal 2008. Our management and the Audit Committee of our Board of Directors decided to change the accounting treatment for the disposition of Phoenix in our consolidated financial statements for fiscal 2008 so that the methodology utilized in determining the fair value of the Company’s common stock at disposition was consistent with the methodology utilized in determining the fair value of the Company’s common stock at the time of Phoenix’s acquisition by the Company. In addition, we are revising our presentation and accounting treatment of convertible notes issued in conjunction with previous acquisitions to eliminate the value ascribed to the conversion feature of the notes.

As a result of these adjustments, our loss from discontinued operations and our net loss for fiscal 2008 were understated by $681,250. In addition, our accumulated deficit was understated by $681,250, our additional paid in capital was understated by $624,826 and our goodwill was overstated by $56,424, as of December 31, 2008, respectively. Finally, our loss per share from discontinued operations; both basic and diluted were overstated by $0.04 and our net income per share; both basic and diluted were overstated by $0.04. The adjustments affected all previously issued consolidated financial statements and related disclosures in all quarterly reports filed in fiscal 2008 with the SEC. There was no impact on net cash used in operating activities, the net decrease in cash and equivalents for the year ended December 31, 2008 or the balance of cash and equivalents as of December 31, 2008.

Please see Note 3, Restatement and Revisions to our consolidated financial statements for fiscal 2008 contained in Item 8 – Financial Statements for further information relating to the Restatement.

This Form 10-K/A only amends and restates Items 7, 8, and 9A of Part II and Item 15 of Part IV of our Original 10-K, in each case, solely as a result of, and to reflect, the Restatement, and no other information in our Original 10-K is amended hereby. Except for the amended or restated information contained herein, this Form 10-K/A continues to speak as of the Original Filing Date (unless explicitly identified as of another date). Other events or circumstances occurring after the Original Filing Date or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings, including any amendments to those filings, as well as any Current Reports on Form 8-K filed with the SEC, subsequent to the Original Filing Date of our Original 10-K.

In addition to this Amendment No. 2 to our Form 10-K, we are simultaneously filing an amendment to our Form 10-Q for the first quarter of 2009 and will restate 2008 quarterly data on Form 10-Q for the second and third quarters of 2009.

TABLE OF CONTENTS

Page No.
PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	8
ITEM 9A - CONTROLS AND PROCEDURES	8
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	9

SIGNATURES	11

                                        2

PART II

Item 7 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations Of Online Vacation Center Holdings Corp.

Management's Discussion and Analysis or Plan of Operation should be read together with our financial statements and related notes included elsewhere in this Form 10-K/A. This Form 10-K/A, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Form 10-K/A that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in the Original 10-K, including under “Risk Factors.”

Restatement

The purpose of this Amendment No. 2 on Form 10-K/A (“Form 10-K/A”) is to restate our consolidated financial statements for the fiscal year ended December 31, 2008 (“fiscal 2008”), which are included in our Original 10-K. Management and the Audit Committee of our Board of Directors concluded that the Company’s 2008 financial statements should be restated due to an error relating to the accounting for its disposition of Phoenix International Publishing LLC ("Phoenix") in March 2008, in connection with its response to a comment letter received from the U.S. Securities and Exchange Commission regarding the Company’s Annual Report on Form 10-K for fiscal 2008. Our management and the Audit Committee of our Board of Directors decided to change the accounting treatment for the disposition of Phoenix in our consolidated financial statements for fiscal 2008 so that the methodology utilized in determining the fair value of the Company’s common stock at disposition was consistent with the methodology utilized in determining the fair value of the Company’s common stock at the time of Phoenix’s acquisition by the Company. In addition, we are revising our presentation and accounting treatment of convertible notes issued in conjunction with previous acquisitions to eliminate the value ascribed to the conversion feature of the notes. See Note 3, Restatement and Revisions contained in Note 8 – Financial Statements for further information relating to the Restatement. These changes have been incorporated into Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

Our provision for income taxes increased from $133,411 in 2007 to $553,777 in 2008. The increase is directly related to an increase in our results from operations in which income from continuing operations before income taxes was $1,167,955 in 2008 compared with $238,650 in 2007. Our tax rate in 2008 was 47.4% primarily because of the tax effect of the stock based compensation expense associated with incentive stock options which is deductible for book but not for tax purposes. Our tax rate in 2007 was 55.9%, primarily because of the tax effect of the stock based compensation expense associated with incentive stock options and imputed interest expense associated with acquisition debt which are deductible for book but not for tax purposes.

As a result of the foregoing, our income from continuing operations was $614,178 in 2008 compared with $105,239 in 2007.

Discontinued operations

We acquired Phoenix, a United Kingdom publisher of consumer magazines and guides about travel to the U.S. and Canada, on August 31, 2006 for 1,450,000 shares of our common stock. In November 2007, the Company's Board of Directors granted the Company the authority to sell Phoenix. On March 31, 2008, we sold Phoenix to Mr. Todd, the former owner of Phoenix, in exchange for 1,250,000 shares of our common stock which were owned by Mr. Todd. We recorded the sale of Phoenix at its fair value, as defined by Statement of Financial Accounting

Standards No. 157, Fair Value Measurements, resulting in a loss of $739,632. For tax purposes, the transaction was treated as a split-off with no resulting tax consequences. We retired the 1,250,000 shares of our common stock received from Mr. Todd in the sale transaction as of March 31, 2008.

The results of operations and cash flows of Phoenix has been removed from the results of continuing operations and the assets and liabilities of Phoenix have been classified as available for sale, as of December 31, 2007. The comparison of the results of operations of Phoenix between the first quarter of 2008 and the year ended December 31, 2007, respectively, is as follows:

	Three Months Ended March 31, 2008 (Restated)	Year Ended December 31, 2007	Increase/ (Decrease)
Revenues	$ 107,569	$ 1,681,083	$ 1,573,514
Operating (loss)	(98,805)	(228,673)	129,838
(Loss) on sale of Phoenix	(739,632)		(739,632)
Net (loss) from discontinued operations	$ (800,524)	$ (147,859)	$ (652,665)

As a result of the foregoing, our net loss was $186,346 in 2008 compared with a net loss of $42,620 in 2007.

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

At December 31, 2008, we had working capital of $538,404, as compared with a working capital deficit of $847,857 at December 31, 2007, an increase of $1,386,261. We had an accumulated deficit of $1,586,493 at December 31, 2008, an increase of $186,346.

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

Other Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

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

Item 8 – Financial Statements

The Company’s restated financial statements as of and for the years ended December 31, 2008 and 2007 are contained on pages F-1 to F-26 of this Annual Report and are incorporated herein by reference.

Item 9A - Controls and Procedures

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

Based upon the required evaluation and in consideration of the Restatement described herein, our Chief Executive Officer and Principal Financial Officer concluded as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission ("SEC") and is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

10.3 2005 Management and Director Equity Incentive and Compensation Plan (incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K/A filed with the SEC on March 21, 2006). *

10.4 Form of Restricted Share Agreement and Non-Qualified Stock Option for the Plan (incorporated by reference to Exhibit 4.2 and 4.3 in the Company's Current Report on Form 8-K/A filed with the SEC on March 21, 2006). *

10.5 Online Vacation Center Holdings Corp. Deferred Compensation Plan (incorporated by reference) to Exhibit 10.2 in the Company's Quarterly on Form 10-QSB for the quarter ended June 30, 2006.) *

14.1 Code of Ethics (incorporated by reference to Exhibit 14 in the Company's Annual Report on Form 10-KSB for fiscal 2004 filed with the SEC on March 12, 2004)

21.1 Subsidiaries (incorporated by reference to Exhibit 21.1 in the Company's Amendment No. 1 to its Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 31, 2009)

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

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

Date: August 14, 2009

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Edward B. Rudner Edward B. Rudner	Chief Executive Officer, President, Chief Financial Officer and Director (principal executive officer and principal financial and accounting officer)	August 14, 2009

/s/ Richard A. McKinnon Richard A. McKinnon	Director	August 14, 2009

/s/ Brian P. Froelich Brian P. Froelich	Director	August 14, 2009

/s/ Frank Bracken Frank Bracken	Director	August 14, 2009

ONLINE VACATION CENTER HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Online Vacation Center Holdings Corp.

We have audited the accompanying consolidated balance sheets of Online Vacation Center Holdings Corp. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 3, the accompanying consolidated financial statements have been restated. The restatement related to corrections in the accounting for the disposition of Phoenix International Publishing LLC.

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

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
March 11, 2009

Except Notes 3, 4 and 9, which are dated July 23, 2009

ONLINE VACATION CENTER HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2008	2007
	(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,693,447	$ 1,189,042
Accounts receivable, net	1,236,109	1,053,556
Deposits and prepaid items	733,000	738,958
Deferred tax asset, net	27,672	1,665
Current assets held for sale	-	504,088
Total Current Assets	3,690,228	3,487,309

Restricted cash	63,000	351,243
Property and equipment, net	140,285	127,548
Deferred tax asset, net	-	431,317
Intangible assets, net	1,116,613	988,466
Goodwill	1,697,855	1,697,855
Other assets	58,306	-
Long lived assets held for sale	-	1,909,274
Total Assets	$ 6,766,287	$ 8,993,012
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,041,608	$ 980,078
Deferred revenue	1,989,929	2,384,720
Notes payable and capital lease obligations, current portion	120,287	427,686
Current liabilities held for sale	-	542,682
Total Current Liabilities	3,151,824	4,335,166

Notes payable and capital lease obligations	131,609	182,074

Deferred tax liability	75,461	-

Non current liabilities available for sale	-	302,176

Total Liabilities	3,358,894	4,819,416

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding	-	-
Common stock, 80,000,000 shares authorized at
$.0001 par value; 17,252,777 and 18,492,977 shares
issued and outstanding	1,725	1,849
Additional paid-in capital	5,017,789	5,571,894
Accumulated deficit	(1,586,493)	(1,400,147)
Treasury stock at cost; 44,300 shares	(25,628)	-
Total Stockholders' Equity	3,407,393	4,173,596

Total Liabilities and Stockholders' Equity	$ 6,766,287	$ 8,993,012
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Year Ended December 31,

	2008	2007
	(Restated)
NET REVENUES	$ 9,792,338	$ 9,324,386

OPERATING EXPENSES:
Selling and marketing	3,016,036	3,680,837
General and administrative	5,172,967	5,126,479
Depreciation and amortization	411,025	262,966

OPERATING INCOME	1,192,310	254,104

Interest (expense), net	(24,355)	(15,454)

Income from continuing operations before provision
for income taxes	1,167,955	238,650

Provision for income taxes	553,777	133,411

Income from continuing operations	614,178	105,239

DISCONTINUED OPERATIONS:

Loss from discontinued operations of Phoenix
International Publishing, LLC, net of tax	(800,524)	(147,859)

NET (LOSS)	$ (186,346)	$ (42,620)

EARNINGS PER SHARE - Basic
Income from continuing operations	$ 0.03	$ 0.01
(Loss) from discontinued operations	(0.05)	(0.01)
Net (Loss)	$ (0.01)	$ -

Weighted average shares outstanding - Basic	17,562,316	18,483,950

EARNINGS PER SHARE - Diluted
Income from continuing operations	$ 0.03	$ 0.01
(Loss) from discontinued operations	(0.05)	(0.01)
Net (Loss)	$ (0.01)	$ -

Weighted average shares outstanding - Diluted	17,562,316	18,968,552
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP. STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 and 2008 (Restated)

	Common Stock		Additional
			paid-in	Accumulated	Treasury
	Shares	Amount	capital	Deficit	Stock	Total
Balance at December 31, 2006 - restated	18,256,777	$ 1,826	$ 5,031,448	$ (1,357,527)	$ -	$ 3,675,747

Issuance of common stock in
conjunction with acquisitions	225,000	22	337,478			337,500
Issuance of restricted shares under
compensation plan	11,200	1	18,519			18,520
Stock based compensation expense			184,449			184,449
Net loss for the year ended
December 31, 2007				(42,620)		(42,620)
Balance at December 31, 2007 - restated	18,492,977	$ 1,849	$ 5,571,894	$ (1,400,147)	$ -	$ 4,173,596

Issuance of restricted shares under
compensation plan	9,800	1	16,249			16,250
Stock based compensation expense			154,521			154,521
Disposition of Phoenix International
Publishing LLC	(1,250,000)	(125)	(724,875)			(725,000)
Acqusition of treasury stock at cost					(25,628)	(25,628)
Net income for the year ended
December 31, 2008				(186,346)		(186,346)
Balance at December 31, 2008 - restated	17,252,777	$ 1,725	$ 5,017,789	$ (1,586,493)	$ (25,628)	$ 3,407,393
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended
	December 31,	December 31,
	2008	2007
	(Restated)
Cash flows from continuing operating activities:
Net income (loss)	$ (186,346)	$ (42,620)
Loss from discontinued operations, net of tax	800,524	147,859
Income from continuing operations	614,178	105,239
Adjustments to reconcile to net cash inflow from operating activities:
Depreciation and amortization	411,025	262,966
Stock based compensation expense	170,771	202,969
Imputed interest expense- net	7,395	18,150
Deferred income tax expense	518,342	103,708
Increase in accounts receivable	(182,553)	(342,354)
(Increase)/Decrease in deposits and prepaid items	29,400	(386,190)
Increase (Decrease) in accounts payable and accrued liabilities	61,530	(432,036)
Increase/(Decrease) in deferred revenue	(394,791)	420,454
Net cash provided by (used in) operating activities	1,235,297	(47,094)

Cash flows from continuing investing activites:
Capital expenditures	(71,544)	(140,345)
Increase in intangible assets	(417,421)	(61,553)
Decrease (Increase) in restricted cash	288,243	(15,109)
Increase in receivable upon disposition of discontinued operation	(77,134)	-
Cash paid upon disposition of discontinued operation	(4,932)	-
Cash paid for acquisition in excess of cash received	-	(1,116,713)
Cash used in investing activities	(282,788)	(1,333,720)

Cash flows from continuing financing activites:
Purchase of treasury stock under approved repurchase plan	(25,628)	-
Payment of capital lease obligations	(5,058)
Repayment of notes payable	(427,720)	(125,000)
Cash used in financing activities	(458,406)	(125,000)

Discontinued Operations
Cash provided by operating activities	10,302	35,971
Cash provided by discontinued operations	10,302	35,971

Increase (Decrease) in cash during the period	504,405	(1,469,843)

Cash at the beginning of the period	1,189,042	2,658,885
Cash at the end of the period	$ 1,693,447	$ 1,189,042

Supplemental information:
Cash paid for interest	$ 26,324	$ 22,467
Cash paid for taxes	$ 17,889	$ 8,386
Common stock issued in conjunction with acquisitions	$ -	$ 337,500
Capital lease obligations additions	$ 62,944	$ -
Net debt issued in conjunction with acquisitions	$ -	$ 216,610
Common stock received in conjunction with disposition of
discontinued operation	$ 725,000	$ -
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

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and bank certificates of deposit. These accounts are maintained with financial institutions insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 for interest bearing accounts and to the account balance for non-interest bearing accounts in accordance with the FDIC’s Transaction Guarantee Program. At December 31, 2008, the balances at various financial institutions over the FDIC insured limit relating to cash and cash equivalents and restricted cash were approximately $161,000. The Company believes these balances are not at risk as they are held by sound financial institutions.

Marketing Costs

Substantially all marketing costs are charged to expense as incurred and principally represent production, printing, direct mail costs, and online advertising. Marketing expense for the years ended December 31, 2008 and 2007 approximated $1,240,671 and $2,642,799 respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008, highly liquid investments, as defined, totaled approximately $67,000. Cash and cash equivalents included cash in the bank, cash on hand and highly liquid investments.

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

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - RESTATEMENTS AND REVISIONS

Management and the Audit Committee of its Board of Directors concluded that the Company’s 2008 financial statements should be restated due to an error relating to the accounting for its disposition of Phoenix International Publishing LLC ("Phoenix") in March 2008, in connection with its response to a comment letter received from the U.S. Securities and Exchange Commission (“SEC”) regarding the Company’s Annual Report on Form 10-K for fiscal 2008. Management and the Audit Committee its Board of Directors decided to change the accounting treatment for the disposition of Phoenix in its consolidated financial statements for fiscal 2008 so that the methodology utilized in determining the fair value of the Company’s common stock at disposition was consistent with the methodology utilized in determining the fair value of the Company’s common stock at the time of Phoenix’s acquisition by the Company.

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Phoenix error was the result of a lack of consistency of methodology in determining the fair value of the shares of common stock of the Company received in consideration for the disposition of Phoenix with the methodology utilized in determining the fair value of the shares of common stock of the Company issued when Phoenix was acquired. The Company had determined the fair value of the Phoenix net assets acquired in August 2006 based on the market (fair) value of a share of the Company’s common stock, $1.125, for each of the 1,450,000 shares of common stock issued in connection with the acquisition. This was calculated by using the then trading price of the Company’s common shares of $1.50, discounted by 25% due to restrictions on their transfer and limited marketability. Upon the disposition of Phoenix in March 2008, the Company computed its loss on disposition of $58, 382 based on the difference of the value of the 1,250,000 shares of the Company’s common stock received based on the value per share at time of acquisition, $1.125, and the fair value of the net assets of Phoenix at the time of disposition. As discussed in our original 10-K, at that time, the Company believed that it could not determine fair value of either the asset transferred (Phoenix) or the asset received (shares of the Company’s common stock), and therefore recorded cost was used to record the sale. The Company’s management and the Audit Committee of the Board of Directors with consideration to a comment letter received from the SEC has now determined that the use of the market value of the Company’s shares of common stock at the time of acquisition to compute the loss upon disposition of Phoenix was inappropriate. The computation should have been based on the market (fair) value per share at the time of disposition in March 2008, $0.58, a Level 1 input within the fair value hierarchy in accordance with Statement of Financial Accounting Standards No. 157- Fair Value Measurements, of the 1,250,000 shares of the Company’s common stock received resulting in a loss of $739,632. For tax purposes, the transaction was treated as split-off with no resulting tax consequences.

In addition, the Company is revising the accounting treatment for the conversion feature associated with the convertible debt issued in conjunction with the acquisitions of Thoroughbred Travel LLC and La Fern Inc. (“Notes”) in 2006. Value was assigned to the conversion feature of the Notes which resulted in an increase in goodwill and additional paid-in capital whereas no conversion feature value should have been assigned to the Notes. In addition to this Amendment No. 2 on Form 10-K/A, the Company will file concurrently Form 10-Q/A for the first quarter of 2009 and will restate 2008 quarterly data on Form 10-Q for the second and third quarters of 2009.

The Company had initially ascribed $67,611 to goodwill and additional paid-in capital representing the value of the conversion feature of the convertible notes (“Notes”) issued in conjunction with the acquisitions of La Fern, Inc and Thoroughbred Travel LLC in 2006. The purchase price of La Fern, Inc. was subject to audit which was completed in the first calendar quarter of 2007. The audit resulted in a reduction of purchase price, the face value of the convertible note and a corresponding reduction of $11,187, in goodwill and additional paid in capital, to the value ascribed to the conversion feature of the Notes in 2007. No value should have been ascribed to the conversion feature of the Notes. As a result, goodwill and additional paid-in capital were overstated by $67,611 as of December 31, 2006 and $56,424 as of December 31, 2007 and December 31,  2008, respectively. There was no impact on the Company’s consolidated statement of operations and related basic and diluted earnings per share for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively. There was no impact to cash used in operating activities, the net increase in cash and equivalents for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively or the balance of cash and equivalents as of December 31, 2008, December 31, 2007 and December 31, 2006, respectively as result of these matters.

As a result of these adjustments, both the Company’s 2008 loss from discontinued operations and net loss were understated by $681,250. In addition, the Company’s accumulated deficit was understated by $681,250, additional paid in capital was understated by $624,826 and goodwill was overstated by $56,424 as of December 31, 2008. Finally, the Company’s loss per share from discontinued operations; both basic and diluted were overstated by $0.04 and net income per share; both basic and diluted were overstated by $0.04 for 2008. There was no impact on net cash used in operating activities, the net decrease in cash and equivalents for the year ended December 31, 2008 or the balance of cash and equivalents as of December 31, 2008.

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the Company’s December 31, 2008 consolidated balance sheet as previously reported to the restated amounts.

CONSOLIDATED BALANCE SHEET
	December 31, 2008
	As Originally Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,693,447	$ --	$ 1,693,447
Accounts receivable, net	1,236,109	--	1,236,109
Deposits and prepaid items	733,000	--	733,000
Deferred tax asset, net	27,672	--	27,672
Total Current Assets	3,690,228	--	3,690,228
Restricted cash	63,000	--	63,000
Property and equipment, net	140,285	--	140,285
Intangible assets, net	1,116,613	--	1,116,613
Goodwill	1,754,279	(56,424)	1,697,854
Other assets	58,306	--	58,306
Total Assets	$ 6,822,711	$ (56,424)	$ 6,766,287

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,041,608	$ --	$ 1,041,608
Deferred revenue	1,989,929	--	1,989,929
Notes payable and capital lease obligations, current portion	120,287	--	120,287
Total Current Liabilities	3,151,824	--	3,151,824
Notes payable and capital lease obligations	131,609	--	131,609
Deferred tax liability	75,461	--	75,461
TOTAL LIABILITIES	3,358,894		3,358,894

STOCKHOLDERS' EQUITY
Preferred stock	--	--	--
Common stock	1,725	--	1,725
Additional paid-in capital	4,392,963	624,826	5,017,789
Accumulated deficit	(905,243)	(681,250)	(1,586,493)
Treasury stock	25,628	--	25,628
TOTAL STOCKHOLDERS’ EQUITY	3,463,817	(56,424)	3,407,393
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,822,711	$ (56,424)	$ 6,766,287

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the Company’s consolidated statement of operations for the year ended December 31, 2008 as previously reported to the restated amounts:

CONSOLIDATED STATEMENT OF OPERATIONS
Year Ended December 31, 2008
	As Originally Reported	Adjustment	As Restated
Income from continuing operations	$ 614,178	$ --	$ 614,178
Discontinued operations:
Loss from discontinued operations of Phoenix International Publishing LLC, net of tax	(119,274)	(681,250)	(800,524)
Net income/(loss)	$ 494,904	$ (681,250)	$ (186,346)

Earnings/(Loss) per share – basic and diluted
Income from continuing operations	$ 0.03	$ . --	$ 0.03
Loss from discontinued operations	(0.01)	(0.05)	(0.05)
Net income/(loss)	$ 0.03	$ (0.05)	$ (0.01)

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the Company’s December 31, 2007 consolidated balance sheet as previously reported to the restated amounts.

CONSOLIDATED BALANCE SHEET
	December 31, 2007
	As Originally Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,189,042	$ --	$ 1,189,042
Accounts receivable, net	1,053,556	--	1,053,556
Deposits and prepaid items	738,958	--	738,958
Current assets held for sale	504,088	--	504,088
Total Current Assets	3,487,309	--	3,487,309
Restricted cash	351,243	--	351,243
Property and equipment, net	127,548	--	127,548
Deferred tax asset, net	431,317	--	431,317
Intangible assets, net	988,466	--	988,466
Goodwill	1,754,279	(56,424)	1,697,854
Long lived assets held for sale	1,909,274	--	1,909,274
Total Assets	$ 9,049,436	$ (56,424)	$ 8,993,012

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 980,078	$ --	$ 980,078
Deferred revenue	2,384,720	--	2,384,720
Notes payable and capital lease obligations, current portion	427,686	--	427,686
Current liabilities held for sale	542,682	--	542,682
Total Current Liabilities	4,335,166	--	4,335,166
Notes payable and capital lease obligations	182,074	--	182,074
Non current liabilities available for sale	302,176	--	302,176
TOTAL LIABILITIES	4,819,416	--	4,819,416

STOCKHOLDERS' EQUITY
Preferred stock	--	--	--
Common stock	1,849	--	1,849
Additional paid-in capital	5,628,318	(56,424)	5,571,894
Accumulated deficit	(1,400,147)	--	(1,400,147)
TOTAL STOCKHOLDERS’ EQUITY	4,230,020	(56,424)	4,173,596
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,049,436	$ (56,424)	$ 8,993,012

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the Company’s December 31, 2006 consolidated stockholders’ equity as previously reported to the restated amounts.

CONSOLIDATED STOCKHOLDERS’ EQUITY
	December 31, 2006
	As Originally Reported	Adjustments	As Restated
Stockholder’s equity
Preferred stock	$ --	$ --	$ --
Common stock	1,826	--	1,826
Additional paid-in capital	5,099,059	(67,611)	5,031,348
Accumulated deficit	(1,357,527)	--	(1,357,527)
Total stockholders’ equity	$ 3,743,358	$ (67,611)	$ 3,675,747

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DISPOSITION OF PHOENIX INTERNATIONAL PUBLISHING LLC

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

The Company valued the 1,250,000 shares of the Company’s common stock based on the market (fair) value, $0.58, at the time of the transaction, a Level 1 input within the fair value hierarchy in accordance with Statement of Financial Accounting Standards No. 157- Fair Value Measurements and recorded a loss upon disposition of Phoenix, based upon the fair value of the net assets of Phoenix of $1,461,932, of $739,632.

For tax purposes, the transaction was treated as split-off with no resulting tax consequences. The Company retired the 1,250,000 shares of its common stock received as of March 31, 2008.

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations and cash flows of Phoenix have been removed from the results of continuing operations and have been accounted for as discontinued operations.

	For the three months ended March 31, 2008	For the year ended December 31, 2007
	(Restated)
Revenues	$ 107,569	$1,681,083
Loss before income taxes	$ 98,503	$ 227,242
Loss on sale of Phoenix	739,632	--
Income tax benefit	37,611	79,383
Loss from discontinued operations	$ 800,524	$ 147,859

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

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2008	2007
Prepaid expenses	$ 303,150	$ 236,723
Refundable deposits with suppliers	429,850	502,235
Prepaid expenses and other current assets	$ 733,000	$ 738,958

NOTE 6 – PROPERTY AND EQUIPMENT, NET

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

NOTE 7 – ACQUISITIONS

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

NOTE 8 – INTANGIBLE ASSETS, NET

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

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The customer lists acquired by Dunhill are capitalized and amortized over their estimated useful lives of four years.

The Company conducted its annual test for impairment during the fourth quarter of 2008. The results of the impairment tests indicated that the intangibles were not impaired.

Intangible assets consist of the following:

	December 31,	December 31,
	2008	2007
Trade names Customer contracts and backlog Customer lists and relationships	$ 296,040 9,000 1,281,655	$ 289,253 9,000 868,323
	1,586,695	1,166,576
Less: Accumulated amortization	(470,082)	(178,110)
Intangible assets, net	$ 1,116,613	$ 988,466

Amortization expense for the years ended December 31, 2008 and 2007 was $289,272 and $157,955, respectively. The estimated aggregate amortization expense for the next five years and thereafter is as follows:

Year	Estimated Annual Amortization Expense
2009	$ 294,307
2010	260,331
2011	231,731
2012	90,260
2013 and thereafter	239,984

NOTE 9 – GOODWILL

The Company initially recorded $1,731,417 in conjunction with its acquisitions in 2006 and 2007. The goodwill associated with 2006 acquisitions was subsequently reduced in 2007 by $33,562 due to the completion of an audit in 2007 of La Fern resulting in reductions of purchase price and related conversion feature of the debt issued and a reduction of deferred tax liabilities associated with the Thoroughbred acquisition. During the fourth quarter of 2008, the Company tested the carrying value of goodwill for impairment. The results of the tests indicated that the carrying value of the goodwill was not impaired.

Changes to the carrying amounts of consolidated goodwill are as follows:

(Restated)
Balance at December 31, 2006	$ 748,854
Acquisitions	982,563
Adjustments	(33,562)
Balance at December 31, 2007 and 2008	$ 1,697,855

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2008	December 31, 2007
Accounts payable	$ 571,800	$ 445,985
Accrued compensation	351,128	356,750
Accrued professional fees	102,932	154,932
Other accrued expenses	15,748	22,411
Total	$ 1,041,608	$ 980,078

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DEFERRED REVENUES

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

NOTE 12 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The Notes Payable and Capital Lease Obligations consist of the following:

	December 31, 2008	December 31, 2007
Convertible Note - La Fern, Inc.	$ --	$ 327,720
Note – La Tours and Cruises, Inc.	200,000	300,000
Capital Lease Obligations	57,885	--
	257,885	627,720
Less: Unamortized discount	5,989	17,960
Less: Current portion-net of unamortized discount of $33 at December 31, 2008 and 2007	120,287	427,686
	$ 131,609	$ 182,074

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

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES

The provision for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

	December 31,
	2008	2007
Current: Federal State	$ 13,546 21,889	$ (7,211) 1,864
	35,435	(5,347)
Deferred:
Federal	$ 443,917	$ 118,974
State	74,425	19,784
	518,342	138,758
Provision for income taxes, net	$ 553,777	$ 133,411

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2008	2007

Statutory federal income tax rate	35.0%	35.0%
State income taxes Tax effect of non-deductible items Other	3.6 6.1 2.7	3.6 18.1 (0.8)
Effective tax rate	47.4%	55.9%

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

NOTE 14 – TREASURY STOCK

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

NOTE 15 – STOCK BASED COMPENSATION

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

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in the Company’s Plan for the period of January 1, 2007 through December 31, 2008 is presented below.

	Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2007	1,870,000	$ 1.28
Granted	350,000	2.13
Canceled/Forfeited	(5,000)	2.91
Exercised	-	0.00
Options outstanding at December 31, 2007	2,215,000	$ 1.41
Granted	232,400	1.27
Canceled/Forfeited	-	0.00
Exercised	-	0.00
Options outstanding at December 31, 2008	2,447,400	$ 1.39

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

NOTE 16 - RELATED PARTY TRANSACTIONS

Effective October 2005, Online Vacation Center Holdings, Inc. engaged a consultant who now serves on the Company’s Board of Directors. In consideration for such services, the consultant received a monthly fee of $10,000. The consultant and Company, by mutual accord, terminated the consulting services as of September 30, 2007. During 2007 this consultant received $90,000 in consulting fees.

NOTE 17 - COMMITMENTS AND CONTIGENCIES

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

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
$ 2,387,235

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

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For the year ended December 31, 2008:	(Restated)
Continuing operations
Net revenues	$ 2,255,824	$ 2,691,750	$1,975,977	$ 2,868,687
Operating income/(loss)	(235,355)	398,920	79,049	949,696
Income/(loss)from continuing operations	(177,407)	211,881	41,870	537,834
(Loss) from discontinued operations	(800,524)	--	--
Net earnings/(loss)	(977,931)	211,881	41,870	537,834

Earnings/(loss) per share-basic:
Income/(loss) from continuing operations	$(0.01)	$0.01	$0.00	$0.03
(Loss) from discontinued operations	$(0.04)	$0.00	$0.00	$0.00
Net earnings/(loss)	$(0.05)	$0.01	$0.00	$0.04

Earnings/(loss) per share-diluted:
Income/(loss) from continuing operations	$(0.01)	$0.01	$0.00	$0.03
(Loss) from discontinued operations	$(0.01)	$0.00	$0.00	$0.00
Net earnings/(loss)	$(0.02)	$0.01	$0.00	$0.04

For the year ended December 31, 2007:
Continuing operations
Net revenues	$2,260,568	$1,966,578	$1,812,478	$3,284,762
Operating income/(loss)	49,161	(304,693)	(429,355)	938,991
Income/(loss)from continuing operations	19,411	(200,708)	(270,537)	557,073
(Loss) from discontinued operations	(86,600)	(85,923)	(68,750)	93,414
Net earnings/(loss)	(67,189)	(286,631)	(339,287)	650,487

Earnings/(loss) per share-basic:
Income/(loss) from continuing operations	$0.00	$(0.02)	$(0.02)	$0.05
(Loss) from discontinued operations	$0.00	$(0.01)	$0.00	$0.00
Net earnings/(loss)	$0.00	$(0.03)	$(0.02)	$0.05

Earnings/(loss) per share-diluted:
Income/(loss) from continuing operations	$0.00	$(0.02)	$(0.02)	$0.05
(Loss) from discontinued operations	$0.00	$(0.01)	$0.00	$0.00
Net earnings/(loss)	$0.00	$(0.03)	$(0.02)	$0.05

ONLINE VACATION CENTER HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of a material error in measuring the loss upon disposition of Phoenix in March 2008, the loss from discontinued operations and the net loss were understated by $681,250 for the quarter ended March 31, 2008 and the net loss per share, basic and diluted, from discontinued operations and the net loss were understated by $0.03, respectively. The following table reconciles table reconciles the unaudited quarterly financial data for the first quarter of the year ended December 31, 2008 as previously reported to the restated amounts.

	First Quarter of the Year Ended December 31, 2008
	As Originally Reported	Adjustments	As Restated
Continuing operations
Net revenues	$ 2,255,824	$ --	$ 2,255,824
Operating (loss)	(235,355)	--	(235,355)

(Loss) from continuing operations	(177,407)	--	(177,407)
(Loss) from discontinued operations	(119,274)	(681,250)	(800,524)
Net (loss)	$ (296,681)	$ (681,250)	$ (977,931)

(Loss) per share – basic:
(Loss) from continuing operations	$ (0.01)	$ 0.00	$ (0.01)
(Loss) from discontinued operations	(0.01)	(0.03)	(0.04)
Net (loss)	$ (0.02)	$ (0.03)	$ (0.05)

(Loss) per share – diluted:
(Loss) from continuing operations	$ (0.01)	$ 0.00	$ (0.01)
(Loss) from discontinued operations	(0.01)	(0.03)	(0.04)
Net (loss)	$ (0.02)	$ (0.03)	$ (0.05)

NOTE -19 – SUBSEQUENT EVENTS

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