Form 10-Q/A
period 2009-03-31
ONLINE VACATION CENTER HOLDINGS CORP
filed 2009-08-14
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                                               to

Commission file number: 0-32137

                     Online Vacation Center Holdings Corp.

(Exact name of registrant as specified in its charter)

Florida	65-0701352
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

At June 30, 2009, the number of shares outstanding of the registrant's common stock, $0.0001 par value was 16,303,688.

Online Vacation Center Holdings Corp.
Form 10-Q/A
Introductory Note

This Amendment No. 1 to the quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the Company’s quarterly report on Form 10-Q for the period ended March 31, 2009, which was originally filed on May 7, 2009 (“Original Form 10-Q”).

The purpose of this Form 10-Q/A is to restate our consolidated financial statements for the fiscal year ended December 31, 2008 (“fiscal 2008”), which are included in our Original Form 10-Q. Management and the Audit Committee of our Board of Directors concluded that the Company’s 2008 financial statements should be restated due to an error relating to the accounting for its disposition of Phoenix International Publishing LLC ("Phoenix") in March 2008, in connection with its response to a comment letter received from the U.S. Securities and Exchange Commission regarding the Company’s Annual Report on Form 10-K for fiscal 2008. Our management and the Audit Committee of our Board of Directors decided to change the accounting treatment for the disposition of Phoenix in our consolidated financial statements for fiscal 2008 so that the methodology utilized in determining the fair value of the Company’s common stock at disposition was consistent with the methodology utilized in determining the fair value of the Company’s common stock at the time of Phoenix’s acquisition by the Company. In addition, we are revising our presentation and accounting treatment of convertible notes issued in conjunction with previous acquisitions to eliminate the value ascribed to the conversion feature of the notes.

As result of these adjustments, both our 2008 loss from discontinued operations and our net loss for the quarter ended March 31, 2008 were understated by $681,250. In addition, our accumulated deficit as of March 31, 2008 was understated by $681,250, our additional paid in capital as of March 31, 2008 was understated by $624,826 and our goodwill as of March 31, 2008 was overstated by $56,424. Finally, our loss per share from discontinued operations; both basic and diluted were overstated by $0.03 and our net loss per share; both basic and diluted were overstated by $0.03. There was no impact on net cash used in operating activities, the net decrease in cash and equivalents for the quarter ended March 31, 2008 or the balance of cash and equivalents as of March 31, 2008. Please see Note 2, Restatement and Revisions to our consolidated financial statements for the three months ended March 31, 2009 contained in Part I, Item 1 – Financial Statement for further information relating to the Restatement.

In addition to this Form 10-Q/A, we are simultaneously filing an amendment to our Form 10-K for the fiscal year ended December 31, 2008 and will restate 2008 quarterly data on Form 10-Q for the second and third quarters of 2009. This Form 10-Q/A amends and restates Items 1, 2, and 4T of Part 1 as applicable and Item 6 of Part II.

This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q, other than the Restatement for the matter discussed above. Other events or circumstances occurring after May 7, 2009, the original filing date of the Original 10-Q or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with the SEC subsequent to the date of the Original 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings, including any amendments to those filings, as well as any Current Reports on Form 8-K filed with the SEC, subsequent to May 7, 2009, the original filing date of our Original 10-Q.

Part I.	Financial Information	PAGE
Item 1	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	19
Item 4(t)	Controls and Procedures	25
Part II
Item 6	Exhibits	25
Exhibit 31.1 – Certification
Exhibit 31.2 – Certification
Exhibit 32.1 – Certification
Exhibit 32.2 – Certification

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2009	2008
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,177,387	$ 1,693,447
Accounts receivable, net	938,545	1,236,109
Deposits and prepaid items	472,758	733,000
Deferred tax asset, net	-0-	27,672
Total Current Assets	3,588,690	3,690,228

Restricted cash	63,000	63,000
Property and equipment, net	131,759	140,285
Deferred tax asset, net	27,210	-
Intangible assets, net	1,137,816	1,116,613
Goodwill	1,697,855	1,697,855
Other assets	51,718	58,306
Total Assets	$ 6,698,048	$ 6,766,287
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,236,302	$ 1,041,608
Deferred revenue	1,396,949	1,989,929
Notes payable and capital lease obligations, current portion	114,327	120,287
Total Current Liabilities	2,747,578	3,151,824

Notes payable and capital lease obligations	32,358	131,609

Deferred tax liability	113,035	75,461

Total Liabilities	2,892,971	3,358,894
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding	-	-
Common stock, 80,000,000 shares authorized at
$.0001 par value; 17,261,777 and 17,252,777 shares
issued and outstanding	1,726	1,725
Additional paid-in capital	5,051,717	5,017,789
Accumulated deficit	(1,056,265)	(1,586,493)
Treasury stock at cost; 373,699 shares and 44,300 shares	(192,101)	(25,628)
Total Stockholders' Equity	3,805,077	3,407,393

Total Liabilities and Stockholders' Equity	$ 6,698,048	$ 6,766,287
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended March 31,
	2009	2008
		(Restated)
NET REVENUES	$2,824,743	$2,255,824

OPERATING EXPENSES:
Selling and marketing	680,433	987,899
General and administrative	1,142,317	1,416,182
Depreciation and amortization	119,838	87,098

OPERATING INCOME (LOSS)	882,155	(235,355)

Interest income (expense), net	1,876	(18,694)

Income (loss) from continuing operations before provision
(benefit) for income taxes	884,031	(254,049)

Provision (benefit) for income taxes	353,803	(76,642)

Income (loss) from continuing operations	530,228	(177,407)

DISCONTINUED OPERATIONS:

Loss from discontinued operations of Phoenix
International Publishing, LLC, net of tax	-	(800,524)

NET INCOME (LOSS )	$530,228	$(977,931)

EARNINGS PER SHARE - Basic
Income (Loss) from continuing operations	$0.03	$(0.01)
(Loss) from discontinued operations	$-	$(0.04)
Net Income (Loss)	$0.03	$(0.05)

Weighted average shares outstanding - Basic	17,257,406	18,496,845

EARNINGS PER SHARE - Diluted
Income (Loss) from continuing operations	$0.03	$(0.01)
(Loss) from discontinued operations	$-	$(0.04)
Net Income (Loss)	$0.03	$(0.05)

Weighted average shares outstanding - Diluted	17,257,406	18,496,845
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended
	March 31,	March 31,
	2009	2008
		(Restated)
Cash flows from continuing operating activities:
Net income/(loss)	$ 530,229	$ (977,931)
Loss from discontinued operations, net of tax	-	(800,524)
Income/(Loss) from continuing operations	530,229	(177,407)
Adjustments to reconcile to net cash inflow from operating activities:
Depreciation and amortization	119,838	87,098
Stock based compensation expense	90,353	69,208
Imputed interest expense	1,472	16,490
Deferred income tax expense /(benefit)	38,036	(114,214)
Decrease in accounts receivable	297,564	131,196
(Increase)/Decrease in deposits and prepaid items	260,655	(111,344)
Increase in accounts payable and accrued liabilities	194,694	265,968
Increase/(Decrease) in deferred revenue	(592,980)	19,154
Net cash provided by operating activities	939,861	186,149

Cash flows from continuing investing activites:
Capital expenditures	(21,360)	(9,920)
Increase in intangible assets	(111,155)	(118,211)
Decrease in restricted cash	-	108
Increase in receivable upon disposition of discontinued operation	-	(100,000)
Repayment of note receivable	6,175	-
Cash paid upon disposition of discontinued operation	-	(4,932)
Cash used in investing activities	(126,340)	(232,955)

Cash flows from continuing financing activites:
Purchase of treasury stock under approved repurchase plan	(91,473)	-
Purchase of treasury stock	(75,000)	-
Payments under capital lease obligations	(6,683)	-
Repayment of note payable	(100,000)	(100,000)
Cash used in financing activities	(273,156)	(100,000)

Discontinued Operations
Cash provided by operating activities	-	47,912
Cash provided by discontinued operations	-	47,912

Increase (Decrease) in cash during the period	540,365	(98,894)

Cash at the beginning of the period	1,693,447	1,189,042

Cash at the end of the period	$ 2,233,812	$ 1,090,148

Supplemental information:
Cash paid for interest	$ 737	$ -
Cash paid for taxes	$ 10,400	$ 1,136
Common stock received in conjunction with disposition of
discontinued operation	$ -	$ 725,000
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Online Vacation Center Holdings Corp., (the “Company”), and the notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended for the year ended December 31, 2008, and filed with the Securities and Exchange Commission on March 27, March 31, and August 14, 2009 (the “2008 Annual Report”). The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.

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

Management and the Audit Committee of its Board of Directors concluded that the Company’s 2008 financial statements should be restated due to an error relating to the accounting for its disposition of Phoenix International Publishing LLC ("Phoenix") in March 2008, in connection with its response to a comment letter received from the U.S. Securities and Exchange Commission regarding the Company’s Annual Report on Form 10-K for fiscal 2008. Management and the Audit Committee of its Board of Directors decided to change the accounting treatment for the disposition of Phoenix in our consolidated financial statements for fiscal 2008 so that the methodology utilized in determining the fair value of the Company’s common stock at disposition was consistent with the methodology utilized in determining the fair value of the Company’s common stock at the time of Phoenix’s acquisition by the Company.

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Phoenix error was the result of a lack of consistency of methodology in determining the fair value of the shares of common stock of the Company received in consideration for the disposition of Phoenix with the methodology utilized in determining the fair value of the shares of common stock of the Company issued when Phoenix was acquired. The Company had determined the fair value of the Phoenix net assets acquired in August 2006 based on the market (fair) value of a share of the Company’s common stock, $1.125, for each of the 1,450,000 shares of common stock issued in connection with the acquisition. This was calculated by using the then trading price of the Company’s common shares of $1.50, discounted by 25% due to restrictions on their transfer and limited marketability. Upon the disposition of Phoenix in March 2008, the Company computed its loss on disposition of $58,382 based on the difference of the value of the 1,250,000 shares of the Company’s common stock received based on the value per share at time of acquisition, $1.125, and the fair value of the net assets of Phoenix at the time of disposition. As discussed in our original 10-K, at that time, the Company believed that it could not determine fair value of either the asset transferred (Phoenix) or the asset received (shares of the Company’s common stock), and therefore recorded cost was used to record the sale. The Company’s management and the Audit Committee of the Board of Directors with consideration to a comment letter received from the SEC has now determined that the use of the market value of the Company’s shares of common stock at the time of acquisition to compute the loss upon disposition of Phoenix was inappropriate. The computation should have been based on the market (fair) value per share at the time of disposition in March 2008, $0.58, a Level 1 input within the fair value hierarchy in accordance with Statement of Financial Accounting Standards No. 157- Fair Value Measurements, of the 1,250,000 shares of the Company’s common stock received resulting in a loss of $739,632. For tax purposes, the transaction was treated as split-off with no resulting tax consequences.

In addition, the Company is revising the accounting treatment for the conversion feature associated with the convertible debt issued in conjunction with the acquisitions of Thoroughbred Travel LLC and La Fern Inc. (“Notes”) in 2006. Value was assigned to the conversion feature of the Notes which resulted in an increase in goodwill and additional paid-in capital whereas no conversion feature value should have been assigned to the Notes. In addition to this Amendment No. 1 on Form 10-Q/A, the Company will file an amendment to its Form 10-K for fiscal 2008, which will include the restated financial statements for fiscal 2008 and will restate 2008 quarterly data on Form 10-Q for the second and third quarters of 2009.

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of these adjustments, both the Company’s loss from discontinued operations and its net loss for the quarter ended March 31, 2008 were understated by $681,250. In addition, the Company’s accumulated deficit as of March 31, 2009 and December 31, 2008 was understated by $681,250, additional paid in capital as of March 31, 2009 and December 31, 2008 was understated by $624,826 and goodwill as of March 31, 2009 and December 31, 2008 was overstated by $56,424. Finally, the Company’s loss per share from discontinued operations; both basic and diluted were overstated by $0.03 and net income per share; both basic and diluted were overstated by $0.03 for the quarter ended March 31, 2008. There was no impact on net cash used in operating activities, the net decrease in cash and equivalents for the quarter ended March 31, 2008 or the balance of cash and equivalents as of March 31, 2008.

The effects of the restatement on the consolidated balance sheet as of March 31, 2009 are summarized in the following table:

CONSOLIDATED BALANCE SHEET
	March 31, 2009
	As Originally Reported	Adjustments	As Restated
ASSETS
Total Current Assets	$ 3,588,690	$ --	$ 3,588,690
Restricted cash	63,000	--	63,000
Property and equipment, net	131,759	--	131,759
Deferred tax asset, net	27,210	--	27,210
Intangible assets, net	1,137,816	--	1,137,816
Goodwill	1,754,279	(56,424)	1,697,854
Other assets	51,718	--	51,718
Total Assets	$ 6,754,472	$ (56,424)	$ 6,698,048

LIABILITIES AND STOCKHOLDER’S EQUITY
TOTAL LIABILITIES	$ 2,892,971	$ --	$ 2,892,971

STOCKHOLDERS' EQUITY
Preferred stock	--	--	--
Common stock	1,726	--	1,726
Additional paid-in capital	4,426,891	624,826	5,051,717
Accumulated deficit	375,015	(681,250)	(1,056,265)
Treasury stock	25,628	--	25,628
TOTAL STOCKHOLDERS’ EQUITY	3,861,501	(56,424)	3,805,077
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,754,472	$ (56,424)	$ 6,698,048

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of the restatement on the consolidated balance sheet as of December 31, 2008 are summarized in the following table:

CONSOLIDATED BALANCE SHEET
	December 31, 2008
	As Originally Reported	Adjustments	As Restated
ASSETS
Total Current Assets	$ 3,690,228	$ --	$ 3,690,228
Restricted cash	63,000	--	63,000
Property and equipment, net	140,285	--	140,285
Intangible assets, net	1,116,613	--	1,116,613
Goodwill	1,754,279	(56,424)	1,697,854
Other assets	58,306	--	58,306
Total Assets	$ 6,822,711	$ (56,424)	$ 6,766,287
LIABILITIES AND STOCKHOLDER’S EQUITY
TOTAL LIABILITIES	$ 3,358,894	$ --	$ 3,358,894

STOCKHOLDERS' EQUITY
Preferred stock	--	--	--
Common stock	1,725	--	1,725
Additional paid-in capital	4,392,963	624,826	5,017,789
Accumulated deficit	(905,243)	(681,250)	(1,586,493)
Treasury stock	25,628	--	25,628
TOTAL STOCKHOLDERS’ EQUITY	3,463,817	(56,424)	3,407,393
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,822,711	$ (56,424)	$ 6,766,287

The effects of the restatement on the consolidated statement of operations for the three months ended March 31, 2008 are summarized in the following table:

CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31, 2008
	As Originally Reported	Adjustment	As Restated
Loss from continuing operations	$ (177,407)	$ --	$ (177,407)
Discontinued operations:
Loss from discontinued operations of Phoenix International Publishing LLC, net of tax	(119,274)	(681,250)	(800,524)
Net (loss)	$ (296,681)	$ (681,250)	$ (977,931)

Earnings/(Loss) per share – basic and diluted
(Loss) from continuing operations	$ (0.01)	$ --	$ (0.01)
Loss from discontinued operations	(0.01)	(0.03)	(0.04)
Net (loss)	$ (0.02)	$ (0.03)	$ (0.05)

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	DISPOSITION

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

For the three months ended March 31, 2008
(Restated)
Revenues	$ 107,569

Loss before income taxes	$ 98,503
Loss on sale of Phoenix	739,632
Income tax benefit	37,611
Loss from discontinued operations	$ 800,524

In conjunction with the Acquisition Agreement, Phoenix is obligated to pay its pre-disposition intercompany debt balance to the Company of $100,000 in forty consecutive monthly payments of $2,500 commencing on October 1, 2008. The series of forty monthly payments of $2,500 has been discounted, using the Company’s estimated incremental borrowing rate of 6.5% and the aggregate related unamortized imputed interest of $13,498 as of March 31, 2008 has been offset against the face value of the receivable and a corresponding interest expense recorded. The current portion of this receivable from Phoenix, $25,724, has been classified as deposits and prepaid items and the remaining balance of $51,718 as other assets as of March 31, 2009.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a significant impact on its financial statements.

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
• •

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" The FSP, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion (“FSP APB 141”). The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The Company adopted the provisions of FSP APB 141 as of January 1, 2009. The adoption did not have a material impact on the condensed consolidated financial statements.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of March 31, 2009, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future. The information related to basic and diluted earnings per share is as follows:

Quarter Ended March 31,
	2009	2008
(Restated)
Numerator:
Continuing operations:
Income (loss) from continuing operations	$ 530,228	$ (177,407)
Effect of dilutive convertible debt	--	--
Total	$ 530,228	$ (177,407)

Discontinued operations
Loss from discontinued operations	$ --	$ (800,524)

Net income (loss)	$ 530,228	$ (977,931)

Denominator:
Weighted average number of shares outstanding – basic And diluted	17,257,406	18,496,845

EPS:
Basic:
Continuing operations	$ 0.03	$ (0.01)
Discontinued operations	0.00	(0.04)
Net income (loss)	$ 0.03	$ (0.05)

Diluted
Continuing operations	$ 0.03	$ (0.01)
Discontinued operations	0.00	(0.04)
Net income (loss)	$ 0.03	$ (0.05)

6.	TREASURY STOCK

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

In conjunction with the Share Exchange Agreement, the Company's Board of Directors amended its 2005 Management and Director Equity Incentive and Compensation Plan (the “Plan”). This Plan provides for the grants of stock options, restricted stock, performance-based and other equity-based incentive awards to directors, officers and key employees. Under this Plan, stock options must be granted at an option price that is greater than or equal to the market price of the stock on the date of the grant. If an employee owns 10% or more of the Company’s outstanding common stock, the option price must be at least 110% of the market price on the date of the grant. Options granted under this Plan become exercisable in accordance with the terms of the grant as determined by a committee of the Company’s Board of Directors. All options granted expire no more than 10 years following the date of grant. All stock option grants currently outstanding vested either on the date of grant or will vest two years from the date of grant, provided that the individual is continuously employed with the Company. All outstanding restricted stock grants vest 20% upon grant and ratably over the successive four years, subject to continued employment with the Company.

No stock options were granted during the three months ended March 31, 2009.

A summary of the activity in our Plan for the quarter ended March 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2008	2,447,400	$ 1.39
Granted	-	0.00
Canceled	5,000	3.02
Exercised	-	0.00
Options outstanding at March 31, 2009	2,442,400	$ 1.39

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

9.	SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q/A are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, those risks described in our Annual Report on Form 10-K, as amended (collectively, the “2008 10-K”) for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 27, 2009, March 31, 2009 and July XX, 2009 and the risks discussed in other SEC filings. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

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

Restatement

The purpose of this Form 10-Q/A is to restate (“Restatement”) our consolidated financial statements for the fiscal year ended December 31, 2008 (“fiscal 2008”), which are included in our Original 10-Q. Management and the Audit Committee of our Board of Directors concluded that the Company’s 2008 financial statements should be restated due to an error relating to the accounting for its disposition of Phoenix International Publishing LLC ("Phoenix") in March 2008, in connection with its response to a comment letter received from the U.S. Securities and Exchange Commission regarding the Company’s Annual Report on Form 10-K for fiscal 2008. Our management and the Audit Committee of our Board of Directors decided to change the accounting treatment for the disposition of Phoenix in our consolidated financial statements for fiscal 2008 so that the methodology utilized in determining the fair value of the Company’s common stock at disposition was consistent with the methodology utilized in determining the fair value of the Company’s common stock at the time of Phoenix’s acquisition by the Company. In addition, we are revising our presentation and accounting treatment of convertible notes issued in conjunction with previous acquisitions to eliminate the value ascribed to the conversion feature of the notes. Please see Note 2, Restatement and Revisions to our financial statements for the quarter ended March 31, 2009 contained in Item 1 of Part 1 of this 10-Q/A and Note 3, Restatement and Revisions to our audited consolidated financial statements for fiscal 2008 for further information relating to the Restatement. These changes have been incorporated into Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

As a result of the foregoing, our net income from continuing operations was $530,228 for the first quarter of 2009 compared with a net loss from continuing operations of $177,407 for the first quarter of 2008.

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

The results of operations and cash flows of Phoenix have been removed from the results of continuing operations as of March 31, 2008. The results of operations of Phoenix for the first quarter of 2008 are as follows:

For the Quarter Ended March 31, 2008
(Restated)
Revenues	$ 107,569
Operating (loss)	$ (98,805)
(Loss) on sale of Phoenix	$ (739,632)
Net (loss) from discontinued operations	$ (800,524)

As a result of the foregoing, our net income was $530,228 for the first quarter of 2009 compared with a net loss of $977,931 for the first quarter of 2008.

Liquidity and Capital Resources

Cash at March 31, 2009 was $2,177,387 compared with cash of $1,693,447 at December 31, 2008. The primary source of our liquidity and capital resources has come from our operations.

Cash flows provided by operating activities were $939,861 and $186,149 in the first quarter of 2009 and 2008, respectively. The increase of $753,712 was primarily attributable to an increase in income from continuing operations of $707,636, an increase in non-cash operating items of $191,117 in 2009 offset by an increase in cash used for working capital items of $145,041 in 2009.

Cash flows used in investing activities decreased to $126,340 in the first quarter of 2009 compared with $232,955 during the first quarter of 2008. The primary decrease in cash out flows related to the pre-disposition intercompany balance receivable from Phoenix totaling $100,000 during the first quarter of 2008.

Cash flows used in financing activities increased to $273,156 in the first quarter of 2009 compared with $100,000 in the first quarter of 2008. The primary increase in cash outflows was due to the Company’s purchase of its common stock under a stock repurchase program authorized by our Board of Directors in August 2008, which was amended in March 2009 and private repurchase transactions outside of the publicly announced stock repurchase program with existing shareholders aggregating $166,473, and the payment under a capital lease obligation for new telephone equipment.

Cash flows provided by discontinued operations, solely from operating activities were $47,912 in the first quarter of 2008. There were no discontinued operations in the first quarter of 2009.

At March 31, 2009, we had working capital of $841,112 compared with working capital of $538,404 at December 31, 2008, an increase of $302,708. We had an accumulated deficit of $1,056,265 at March 31, 2009, a decrease of $530,228.

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

Critical Accounting Policies

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. A more extensive list of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2008 Annual Report in the Notes to the Consolidated Financial Statements, Note 2, and the Critical Accounting Policies section. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, intangible asset testing and income taxes.

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

ITEM 4(T). – CONTROLS AND PROCEDURES

As of March 31, 2009 under the supervision of and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation and in consideration of the Restatement described herein, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with this evaluation, our management identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.     EXHIBITS

Exhibit No.                                          Exhibit Description

31.1     Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2     Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1     Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2     Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

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