Form 10-Q
period 2009-06-30
ONLINE VACATION CENTER HOLDINGS CORP
filed 2009-08-14
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

At August 14, 2009, the number of shares outstanding of the registrant's common stock, $0.0001 par value was 15,953,688.

		PAGE
Part I.	Financial Information
Item 1	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	4
	Condensed Consolidated Statements of Operations	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	16
Item 4T.	Controls and Procedures	21
Part II	Other Information
Item 1	Legal Proceedings	22
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3	Default upon Senior Notes	23
Item 4	Submission of Matters to a Vote of Securities Holders	23
Item 5	Other Information	23
Item 6	Exhibits	24
Exhibit 31.1 – Certification
Exhibit 31.2 – Certification
Exhibit 32.1 – Certification
Exhibit 32.2 – Certification

Online Vacation Center Holding Corp.
Form 10-Q
Explanatory Note

In August 2009, our management and the Audit Committee of our Board of Directors decided to restate our audited financial statements for our fiscal year ended December 31, 2008 to change the accounting treatment for the disposition of Phoenix International Publishing, LLC, our formerly wholly-owned subsidiary ("Phoenix"). We revised the accounting treatment so that the methodology utilized in determining the fair value of the Company’s common stock at disposition in March 2008 was consistent with the methodology utilized in determining the fair value of the Company’s common stock at the time of Phoenix’s acquisition by the Company in August 2006. In addition, we revised our presentation and accounting treatment of convertible notes issued in conjunction with previous acquisitions to eliminate the value ascribed to the conversion feature of the notes.

As a result of these adjustments, both our 2008 loss from discontinued operations and our net loss for the six months ended June 30, 2008, were understated by $681,250. In addition, our accumulated deficit as of December 31, 2008 was understated by $681,250, our additional paid in capital as of December 31, 2008 was understated by $624,826 and our goodwill as of December 31, 2008 was overstated by $56,424. Finally, our loss per share from discontinued operations; both basic and diluted were overstated by $0.03 and our net loss per share; both basic and diluted were overstated by $0.04 for the six months ended June 30, 2008. There was no impact on net cash used in operating activities, the net decrease in cash and equivalents for the six months ended June 30, 2008 or the balance of cash and equivalents as of June 30, 2008. Please see Note 2, Restatement and Revisions to our consolidated financial statements for the three months ended June 30, 2009 contained in Part I, Item 1 – Financial Statement for further information relating to the Restatement.

In addition to this Form 10-Q, we have filed an amendment to our Form 10-K for the fiscal year ended December 31, 2008, an amendment to our Form 10-Q for the quarter ended March 31, 2009 and will restate quarterly data on Form 10-Q for the third quarter of 2009.

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2009	2008
	Unaudited	Audited
		(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,553,110	$ 1,693,447
Accounts receivable, net	536,673	1,236,109
Deposits and prepaid items	443,889	733,000
Deferred tax asset, net	43,898	27,672
Total Current Assets	3,577,570	3,690,228

Restricted cash	63,000	63,000
Property and equipment, net	140,917	140,285
Intangible assets, net	1,184,061	1,116,613
Goodwill	1,697,855	1,697,855
Other assets	45,002	58,306
Total Assets	$ 6,708,405	$ 6,766,287

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,144,944	$ 1,041,608
Deferred revenue	1,579,290	1,989,929
Notes payable and capital lease obligations, current portion	115,988	120,287
Total Current Liabilities	2,840,222	3,151,824

Notes payable and capital lease obligations	27,099	131,609

Deferred tax liability	145,413	75,461

Total Liabilities	3,012,734	3,358,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding	-	-
Common stock, 80,000,000 shares authorized at
$.0001 par value; 16,303,688 and 17,252,777 shares
issued and outstanding	1,630	1,725
Additional paid-in capital	4,581,866	5,017,789
Accumulated deficit	(887,825)	(1,586,493)
Treasury stock at cost; 0 and 44,300 shares	-	(25,628)
Total Stockholders' Equity	3,695,671	3,407,393

Total Liabilities and Stockholders' Equity	$ 6,708,405	$ 6,766,287

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
				(Restated)
NET REVENUES	$2,348,810	$2,691,750	$5,173,553	$4,947,574
OPERATING EXPENSES:
Selling and marketing	762,529	842,407	1,442,962	1,830,306
General and administrative	1,170,161	1,350,854	2,312,478	2,767,036
Depreciation and amortization	128,039	99,569	247,877	186,667
OPERATING INCOME	288,081	398,920	1,170,236	163,565
Interest income (expense), net	1,186	(3,812)	3,062	(22,506)
Income from continuing operations before
provision for income taxes	289,267	395,108	1,173,298	141,059
Provision for income taxes	120,827	183,227	474,630	106,585
Income from continuing operations	168,440	211,881	698,668	34,474
DISCONTINUED OPERATIONS:
Loss from discontinued operations of Phoenix
International Publishing, LLC, net of tax	-	-	-	(800,524)
NET INCOME (LOSS)	$168,440	$211,881	$698,668	$(766,050)
EARNINGS PER SHARE - Basic
Income from continuing operations	$0.01	$0.01	$0.04	$-
(Loss) from discontinued operations	$-	$-	$-	$(0.04)
Net Income (Loss)	$0.01	$0.01	$0.04	$(0.04)
Weighted average shares outstanding - Basic	17,261,777	17,252,777	17,259,604	17,875,256
EARNINGS PER SHARE - Diluted
Income from continuing operations	$0.01	$0.01	$0.04	$-
(Loss) from discontinued operations	$-	$-	$-	$(0.04)
Net Income (Loss)	$0.01	$0.01	$0.04	$(0.04)
Weighted average shares outstanding - Diluted	17,261,777	17,252,777	17,259,604	17,875,256
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from continuing operating activities:		(Restated)
Net income/(loss)	$698,668	$(766,050)
Loss from discontinued operations, net of tax	-	(800,524)
Income from continuing operations	698,668	34,474
Adjustments to reconcile to net cash inflow from operating activities:
Depreciation and amortization	247,877	186,667
Stock based compensation expense	49,328	97,908
Imputed interest expense- net	2,945	3,786
Deferred income tax expense	53,726	51,046
Decrease in accounts receivable	699,436	424,213
Decrease in deposits and prepaid items	289,965	16,429
Increase in accounts payable and accrued liabilities	103,336	24,843
(Decrease) in deferred revenue	(410,639)	(108,836)
Net cash provided by operating activities	1,734,642	730,530

Cash flows from continuing investing activites:
Capital expenditures	(62,345)	(37,713)
(Increase) in intangible assets	(253,611)	(237,620)
Decrease in restricted cash	-	280,108
(Increase)/Decrease in receivable upon disposition of discontinued operation	12,450	(100,000)
Cash paid upon disposition of discontinued operation	-	(4,932)
Cash used in investing activities	(303,506)	(100,157)

Cash flows from continuing financing activites:
Purchase of treasury stock under approved purchase plan	(91,473)	-
Purchase of treasury stock	(368,245)	-
Payments under capital lease obligations	(11,755)	-
Repayment of notes payable	(100,000)	(100,000)
Cash used in financing activities	(571,473)	(100,000)

Discontinued Operations
Cash provided by operating activities	-	47,912
Cash provided by discontinued operations	-	47,912

Increase in cash during the period	859,663	578,285

Cash at the beginning of the period	1,693,447	1,189,042

Cash at the end of the period	$2,553,110	$1,767,327
Supplemental information:
Cash paid for interest	$1,230	$15,968
Cash paid for taxes	$266,700	$1,136
Common stock received in conjunction with disposition of
discontinued operation	$-	$725,000
Retirement of treasury stock	$485,346	$-
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

The results of operations for the three months ended June 30, 2009 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

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

In August 2009, management and the Audit Committee of its Board of Directors concluded that the Company’s 2008 financial statements should be restated due to an error relating to the accounting for its disposition of Phoenix International Publishing LLC ("Phoenix") in March 2008, in connection with its response to a comment letter received from the U.S. Securities and Exchange Commission (“SEC”) regarding the Company’s Annual Report on Form 10-K for fiscal 2008. Management and the Audit Committee of its Board of Directors decided to change the accounting treatment for the disposition of Phoenix in our consolidated financial statements for fiscal 2008 so that the methodology utilized in determining the fair value of the Company’s common stock at disposition was consistent with the methodology utilized in determining the fair value of the Company’s common stock at the time of Phoenix’s acquisition by the Company.

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

In addition, the Company is revising the accounting treatment for the conversion feature associated with the convertible debt issued in conjunction with the acquisitions of Thoroughbred Travel LLC and La Fern Inc. (“Notes”) in 2006. As of December 31, 2008, value in the amount of $56,424 was assigned in error to the conversion feature of the Notes which resulted in an increase in goodwill and additional paid-in capital whereas no conversion feature value should have been assigned to the Notes.

As a result of these adjustments, both the Company’s loss from discontinued operations and its net loss for the six months ended June 30, 2008 were understated by $681,250. In addition, the Company’s accumulated deficit as of December 31, 2008 was understated by $681,250, additional paid in capital as of December 31, 2008 was understated by $624,826 and goodwill as of December 31, 2008 was overstated by $56,424. Finally, the Company’s loss per share from discontinued operations; both basic and diluted were overstated by $0.04 and net income per share; both basic and diluted were overstated by $0.04 for the six months ended June 30, 2008. There was no impact on net cash used in operating activities, the net decrease in cash and equivalents for the six months ended June 30, 2008 or the balance of cash and equivalents as of June 30, 2008.

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

The following table reconciles the Company’s consolidated statement of operations for the six months ended June 30, 2008 as previously reported to the restated amounts.

CONSOLIDATED STATEMENT OF OPERATIONS
Six Months Ended June 30, 2008
	As Originally Reported	Adjustment	As Restated
Income from continuing operations	$ 34,474	$ --	$ 34,474
Discontinued operations:
Loss from discontinued operations of Phoenix International Publishing LLC, net of tax	(119,274)	(681,250)	(800,524)
Net (loss)	$ (84,800)	$ (681,250)	$ (766,050)

Earnings/(Loss) per share – basic and diluted
Income from continuing operations	$ 0.01	$ . --	$ (0.01)
Loss from discontinued operations	(0.01)	(0.03)	(0.04)
Net (loss)	$ 0.00	$ (0.03)	$ (0.04)

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In conjunction with the Acquisition Agreement, Phoenix is obligated to pay its pre-disposition intercompany debt balance to the Company of $100,000 in forty consecutive monthly payments of $2,500 commencing on October 1, 2008. The series of forty monthly payments of $2,500 has been discounted, using the Company’s estimated incremental borrowing rate of 6.5% and the aggregate related unamortized imputed interest of $13,498 as of March 31, 2008 has been offset against the face value of the receivable and a corresponding interest expense recorded. The current portion of this receivable from Phoenix, $26,144, has been classified as deposits and prepaid items and the remaining balance of $45,002 as other assets as of June 30, 2009.

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Positions (“FSP”) Statement of Financial Accounting Standards No. (“SFAS No.”) 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS 132(R)-1”), which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of SFAS No. 157, FSP SFAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP SFAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009. As FSP SFAS 132(R)-1 provides only disclosure requirements, the adoption of this standard will not have a material impact on the consolidated financial statements of the Company.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No.157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP SFAS 157-4 is effective for interim and annual reporting periods ending after June15, 2009 and is to be applied prospectively. The Company does not expect the adoption of FSP SFAS 157-4 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP SFAS 115-2 and SFAS 124-2 to have a significant impact on its financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board Opinion No. (“APB”) APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June15, 2009. The Company does not expect the adoption of FSP SFAS107-1 and APB 28-1 to have a significant impact on its financial statements.

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Subsequent Events

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 14, 2009.

Transfers of Financial Assets

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a significant impact on its financial statements.

Variable Interest Entities

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have a significant impact on its financial statements.

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of June 30, 2009, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future. The information related to basic and diluted earnings per share is as follows:

	Quarter Ended June 30,		First Half of
	2009	2008	2009	2008
Numerator:				(Restated)
Continuing operations:
Income from continuing operations	$ 168,440	$ 211,881	$ 698,668	$ 34,474
Effect of dilutive convertible debt	--	--	--	--
Total	$ 168,440	$ 211,881	$ 698,668	$ 34,474

Discontinued operations
Loss from discontinued operations	--	--	--	(800,524)

Net income (loss)	$ 168,440	$ 211,881	$ 698,668	$ (766,050)

Denominator:
Weighted average number of shares outstanding – basic and diluted	17,261,777	17,252,777	17,259,604	17,875,256

EPS:
Basic:
Continuing operations	$ 0.01	$ 0.01	$ 0.04	$ 0.00
Discontinued operations	0.00	0.00	0.00	(0.04)
Net income/(loss)	$ 0.01	$ 0.01	$ 0.04	$ (0.04)

Diluted
Continuing operations	$ 0.01	$ 0.01	$ 0.04	$ 0.00
Discontinued operations	0.00	0.00	0.00	(0.04)
Net income/(loss)	$ 0.01	$ 0.01	$ 0.04	$ (0.04)

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	TREASURY STOCK

On August 1, 2008, the Company announced that its Board of Directors had approved a program to repurchase of up to $200,000 of the Company's common stock to be funded from available working capital and subject to the applicable rules and regulations of the Securities and Exchange Commission and other applicable legal requirements. The program will not extend beyond June 30, 2009, does not require the Company to acquire a specific number of shares and may be suspended from time to time or discontinued. On March 2, 2009, the Company announced that its Board of Directors had approved a program to repurchase of up to an additional $150,000 of the Company's common stock to be funded from available working capital and subject to the applicable rules and regulations of the Securities and Exchange Commission and other applicable legal requirements. The program will not extend beyond December 31, 2009, in accordance with the Board of Directors authorization in May 2009, does not require the Company to acquire a specific number of shares and may be suspended from time to time or discontinued. As of June 30, 2009 the Company had purchased 223,609 shares of its common stock in the open market at a cost of $117,101 in conjunction with the program.

During the quarter ended June 30, 2009, the Company entered into agreements with Reginald Flosse, the Cataldo Family Trust and the E.B. Rudner Trust to purchase 184,480 shares, 200,000 shares and 100,000 shares, respectively, of the Company’s common stock at a purchase price of $0.50 per share from the Company’s working capital. Reginald Flosse is an affiliate of the Company and holds more than 10% of the Company's issued and outstanding stock. William Cataldo, a shareholder who beneficially owns more than 5% of the Company, is a beneficiary of the Cataldo Family Trust, but does not exercise voting or dispositive power over any shares held by the Cataldo Family Trust. Edward B. Rudner, the Company’s Chairman, Chief Executive Officer and Chief Financial Officer, is trustee of the E B Rudner Trust. These repurchase transactions are not part of the Company’s previously announced repurchase programs.

All shares of the Company’s common stock repurchased by the Company as of June 30, 2009 were retired as of that date.

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

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No stock options were granted during the three months ended June 30, 2009.

A summary of the activity in our Plan for the quarter ended June 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2008	2,447,400	$ 1.39
Granted	-	0.00
Canceled	5,000	3.02
Exercised	-	0.00
Options outstanding at June 30, 2009	2,442,400	$ 1.39

Compensation cost recognized for the quarters ended June 30, 2009 and 2008 and the six month periods then ended was $15,399 and $28,700, $33,758 and $81,658, respectively.

As of June 30, 2009, there was approximately $23,786 of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our option plan as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately seven months. The number of non-exercisable shares was 472,400 shares of common stock at June 30, 2009. At June 30, 2009, 1,970,000 shares of common stock at weighted average strike price of $1.36 per share were exercisable.

For the quarter ended June 30, 2009, no restricted shares were granted to employees and directors under the Plan. Compensation cost recognized for the six months ended June 30, 2009 and 2008 was $15,570 and $16,250, respectively.

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

8.	SUBSEQUENT EVENT

On July 13, 2009, the Company entered into an agreement with Richard A. McKinnon and Pacific Tour Services (“PTS”) to purchase 150,000 shares and 100,000 shares, respectfully, of the Company’s common stock from such persons at a purchase price of $0.50 per share. The purchase price was paid from the Company's working capital. Richard A. McKinnon is a member of the Company’s Board of Directors. William Cataldo, a shareholder who beneficially owns more than 5% of the Company, has voting and dispositive power over investments held by PTS.

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 5, 2009, Online Vacation Center Holdings Corp. (the “Company”) entered into an agreement with the Cataldo Family Trust to purchase 100,000 shares of the Company’s common stock at a purchase price of $0.50 per share. The purchase price was paid from the Company's working capital. William Cataldo, a shareholder who beneficially owns more than 5% of the Company, is a beneficiary of the Cataldo Family Trust, but does not exercise voting or dispositive power over any shares held by the Cataldo Family Trust.

These repurchase transactions are not part of the Company’s previously announced repurchase program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, those risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 28, 2008 and as amended on August 14, 2009, and the risks discussed in other SEC filings. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

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

·

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

·	Dunhill Vacations, Inc., the publisher of three travel newsletters, "Top Travel Values", "Spotlight", and "TRAVELFLASH", and

·

La Tours and Cruises, Inc. and Thoroughbred Travel, LLC, our Houston travel agencies operating as "West University Travel / Journeys Unlimited", focused on providing luxury personal travel products such as cruises, European tours and all-inclusive vacations.

We generate revenues from:

·	commissions on cruises
·	commissions on other travel related products
·	commissions on travel insurance
·	advertising and marketing services provided to travel suppliers

We currently market our services by:

·	producing travel-related publications for consumers
·	telemarketing to our existing customer base
·	direct mailing to our existing customer base as well as targeted prospects
·	sending emails to our opt in subscription base

                                                                                                                          16

Operating expenses include those items necessary to advertise our services, produce our marketing materials, maintain and staff our travel reservation and fulfillment center including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery and general and administrative expenses including rent and computer maintenance fees.

Results of Operations

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Continuing operations:

Revenues decreased by $342,940, 12.7%, to $2,348,810 for the three months ended June 30, 2009 (“the second quarter of 2009”) compared with $2,691,750 for the three months ended June 30, 2008 (“the second quarter of 2008”). The decrease is attributable to a decrease in commission revenues offset by an increase in publishing revenues.

Selling and marketing expenses decreased by $79,878, 9.5%, to $762,529 for the second quarter of 2009 compared with $842,407 for the second quarter of 2008. The decrease is primarily attributable to a decrease in marketing costs offset by an increase in sales compensation costs. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses decreased by $180,693, 13.4%, to $1,170,161 for the second quarter of 2009 compared with $1,350,854 for the second quarter of 2008. The decrease is primarily attributable to cost cutting efforts. General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the second quarter of 2009 was $128,039 compared with $99,569 for the second quarter of 2008. Amortization expense increased by $29,160 during the second quarter of 2009, primarily as a result of an increase in the amortization expense of the Dunhill subscriber list.

Net interest income increased to $1,186 for the second quarter of 2009 compared with net interest expense of $3,812 for the second quarter of 2008. The reduction in net interest expense for second quarter of 2009 was primarily attributable to a reduction in our debt levels as a result of our payments made on the debt issued by us in conjunction with our acquisition of La Fern, Inc. and La Tours and Cruises, Inc.

Our income before income taxes was $289,267 in the second quarter of 2009 compared with income before income taxes of $395,108 in the second quarter of 2008. These results are primarily attributable to the decrease in revenues offset by a decrease in both selling and marketing expenses and general and administrative expenses during the second quarter of 2009.

The provision for income taxes decreased to $120,827 for the second quarter of 2009 compared with $183,227 for the second quarter of 2008. The decrease is directly related to a decrease in income before income taxes of $105,840 during the second quarter of 2009. The tax rate in the second quarter of 2009, 41.8% , was due to the tax effect of non deductible items. The tax rate in the second quarter of 2009 was 46.4% due to the tax effect of non deductible items.

As a result of the foregoing, our income from continuing operations was $168,440 for the second quarter of 2009 compared with income from continuing operations of $211,181 for the second quarter of 2008.

Six Months Ended June 30, 2009 compared to Six Months Ended June 30, 2009

Continuing Operations

Revenues increased by $225,979, 4.6%, to $5,173,553 for the six months ended June 30, 2009 (the “first half of 2009”) compared with $4,947,574 for the six months ended June 30, 2008 (the “first half of 2008”). The increase is attributable to an increase in publishing and marketing revenues offset by a decrease in commission revenues.

Selling and marketing expenses decreased by $387,344, 21.2% to $1,442,962 in the first half of 2009 compared with $1,830,306 in the first half of 2008. The decrease is attributable to a decrease in marketing costs during the first half of 2009. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses decreased by $454,558 or 16.4% to $2,312,478 in the first half of 2009 compared with $2,767,036 in the first half of 2008. The decrease is primarily attributable to a decrease in the general and administrative expenses as result of cost cutting efforts in all general and administrative expenses. General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense in the first half of 2009 was $247,877 compared with $186,667 in the first half of 2008. Amortization expense increased by $64,852 during the first half of 2009 as a result of the increase in the amortization expense of the Dunhill subscriber list.

Net interest income increased to $3,062 in the first half of 2009 compared with net interest expense of $22,506 in the first half of 2008. The decrease in interest expense in the first half of 2009 is primarily attributable to the first quarter of 2008 expense imputed on the receivable from Phoenix payable over 40 months.

Our income before provision for income taxes was $1,173,298 in the first half of 2009 compared with our income before provision for income taxes of $141,059 in the first half of 2008. The income is due to an increase in revenues and a decrease in selling and marketing expenses, general and administrative expenses and net interest expense offset by an increase in depreciation and amortization expense.

The provision for income taxes increased from $106,585 in the first half of 2008 to $474,630 in the first half of 2009. The increase is directly related to the increase in results from operations where income before income taxes was $1,173,298 in the first half of 2009 compared with income before income taxes of $141,059 in the first half of 2008. The tax rate in the first half of 2009 was 40.5%. The tax rate in the first half of 2008, 75.6%, was higher than the statutory rate because of the tax effect of non deductible items and a true up of prior year state taxes.

As a result of the foregoing, our income from continuing operations in the first half of 2009 was $698,668 compared with income from continuing operations of $34,474 in the first half of 2008.

Discontinued Operations

We acquired Phoenix, a United Kingdom publisher of consumer magazines and guides about travel to the U.S. and Canada, on August 31, 2006 for 1,450,000 shares of our common stock. In November 2007, the Company's Board of Directors granted the Company the authority to sell Phoenix. On March 31, 2008, we sold Phoenix to Mr. Todd, the former owner of Phoenix, in exchange for 1,250,000 shares of our common stock which were owned by Mr. Todd. The Company valued the 1,250,000 shares of the Company’s common stock based on the market (fair) value, $0.58, at the time of the transaction, in accordance with Statement of Financial Accounting Standards No. 157- Fair Value Measurements and recorded a loss upon disposition of Phoenix of $739,632. For tax purposes, the transaction was treated as split-off with no resulting tax consequences. We retired the 1,250,000 shares of our common stock received from Mr. Todd in the sale transaction as of March 31, 2008.

The results of operations and cash flows of Phoenix have been removed from the results of continuing operations for the first half of 2008. The results of operations of Phoenix for the first half of 2008, respectively, are as follows:

Six Months Ended June 30, 2008
(Restated)
Revenues	$ 107,569
Operating (loss)	$ (98,805)
(Loss) on sale of Phoenix	$ (739,632)
Net (loss) from discontinued operations	$ (800,524)

As a result of the foregoing, our net income was $168,440 in the second quarter of 2009 compared with net income of $211,881 in the first quarter of 2008. Our net income in the first half of 2009 was $698,668 compared with a net loss of $766,050 in the first half of 2008.

Liquidity and Capital Resources

Cash at June 30, 2009 was $2,553,110 compared with $1,693,447 at December 31, 2008. The primary source of our liquidity and capital resources has come from our operations.

Cash flows provided by continuing operating activities in the first half of 2009 and 2008 were $1,734,642 and $730,530, respectively. The increase of $1,004,112 in 2009 was primarily attributable to an increase of income from continuing operations of $664,194, an increase in non-cash operating items of $14,469 and an increase in cash provided by working capital items of $325,449.

Cash flows used in continuing investing activities in the first half of 2009 increased to $303,506 from $100,157 in the first half of 2008. The primary increase in cash out flows related to an a increase in intangible assets and capital expenditures of $40,623, a decrease in restricted cash of $280,108 during the first half of 2008 offset by a decrease the pre-disposition intercompany balance receivable from Phoenix totaling $112,450.

Cash flows used in financing activities increased to $571,473 in the first half of 2009 compared with $100,000 in the first quarter of 2008. The primary increase in cash outflows was due to the Company’s purchase of its common stock under a repurchase program authorized by our Board of Directors in August 2008, which was amended in March 2009 and private stock repurchase transactions with existing shareholders aggregating $459,718, and the payment under a capital lease obligation for new telephone equipment

Cash flows provided by discontinued operations, solely from operating activities were $47,912 in the first half of 2008.

At June 30, 2009, we had a working capital of $737,348, as compared to working capital of $538,404 at December 31, 2008, an increase of working capital of $198,944. We had an accumulated deficit of $887,825 at June 30, 2009, a decrease of $698,668 from December 31, 2008.

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

Critical Accounting Policies

We prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions that it believes are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. A more extensive list of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2008 Annual Report, in the Notes to the Consolidated Financial Statements, Note 2, and the Critical Accounting Policies section. The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, intangible asset testing and income taxes.

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

ITEM 4(T). – CONTROLS AND PROCEDURES

As of June 30, 2009 under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of Online Vacation Center Holdings Corp. common stock during the second quarter of the 2009 fiscal year:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plan or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2009 – April 30, 2009	100,000	$ 0.510	100,000	$ 232,899
May 1, 2009 – May 31, 2009 (2) (3)	384,480	$ 0.500	--	$ 232,899
June 1, 2009 – June 30, 2009 (4)	100,000	$ 0.500	--	$ 232,899
Total	329,309	$ 0.502	100,000	$ 232,899

(1)

On August 1, 2008, the Company announced that its Board of Directors had approved a program to repurchase of up to $200,000 of the Company's common stock to be funded from available working capital and subject to the applicable rules and regulations of the Securities and Exchange Commission and other applicable legal requirements. The plan does not require the Company to acquire a specific number of shares and may be suspended from time to time or discontinued. As initially adopted, the program did not extend beyond June 30, 2009.

On March 2, 2009 the Company announced that its Board of Directors authorized the repurchase of an additional $150,000 of the Company’s common stock to be funded from available working capital and extended the program until December 31, 2009.

(2)

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

(3)

On May 18, 2009, the Company entered into an agreement with Reginald Flosse, the Cataldo Family Trust, and the E B Rudner Trust to purchase 34,480 shares, 100,000 shares, and 100,000 shares, respectfully, of the Company’s common stock from such persons at a purchase price of $0.50 per share. The purchase price was paid from the Company's working capital. Reginald Flosse is an affiliate of the Company and holds more than 10% of the Company's issued and outstanding stock. William Cataldo, a shareholder who beneficially owns more than 5% of the Company, is a beneficiary of the Cataldo Family Trust, but does not exercise voting or dispositive power over any shares held by the Cataldo Family Trust. Edward B. Rudner, the Company’s Chairman, Chief Executive Officer and Chief Financial Officer, is trustee of the E B Rudner Trust. This repurchase transaction is not part of the Company’s previously announced repurchase program.

(4)

On June 30, 2009, the Company entered into an agreement with the Cataldo Family Trust to purchase 100,000 shares of the Company’s common stock at a purchase price of $0.50 per share. The purchase price was paid from the Company's working capital. William Cataldo, a shareholder who beneficially owns more than 5% of the Company, is a beneficiary of the Cataldo Family Trust, but does not exercise voting or dispositive power over any shares held by the Cataldo Family Trust. This repurchase transaction is not part of the Company’s previously announced repurchase program.

All shares of common stock repurchased by the Company as of June 30, 2009 were retired as of that date.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on May 12, 2009. Of the total number of common shares outstanding on March 30, 2009, a total of 15,468,974 shares were represented in person or by proxy. Results of votes with respect to proposals submitted at that meeting are as follows:

     a. To elect four nominees to serve as directors to hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified. Our stockholders voted to elect all four nominees to serve as directors. Votes recorded by nominee were as follows:

Nominee	For	Against/Withheld
Edward B. Rudner	15,418,676	50,118
Richard A. McKinnon	15,417,676	51,118
Brian P. Froelich	15,421,642	47,152
Frank Bracken	15,420,642	48,152

      There were no broker non-votes in connection with the election of directors.

     b. To ratify our Board's appointment of Jewett, Schwartz, Wolfe & Associates as our independent public accountants for the 2009 fiscal year. Our stockholders voted to approve this proposal with 15,447,667 votes for and 21,326 votes against inclusive of 3,788 abstentions. There were no broker non-votes in connection with the ratification of our independent public accountants for fiscal 2009.

No other matters were submitted to the vote of security holders during the second quarter of fiscal 2008.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.     EXHIBITS

Exhibit No.                                          Exhibit Description

31.1     Rule 13a-14(a)/15d-14(a) Certification of CEO. +

31.2     Rule 13a-14(a)/15d-14(a) Certification of CFO. +

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