Form 10-Q
period 2009-09-30
ONLINE VACATION CENTER HOLDINGS CORP
filed 2009-11-13
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes     [X]  No

At November 13, 2009, the number of shares outstanding of the registrant's common stock, $0.0001 par value was 15,050,478.

		PAGE
Part I.	Financial Information
Item 1	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	16
Item 4T.	Controls and Procedures	23
Part II	Other Information
Item 1	Legal Proceedings	24
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3	Default upon Senior Notes	25
Item 4	Submission of Matters to a Vote of Securities Holders	25
Item 5	Other Information	25
Item 6	Exhibits	25
Exhibit 31.1 – Certification
Exhibit 31.2 – Certification
Exhibit 32.1 – Certification
Exhibit 32.2 – Certification

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2009	2008
	Unaudited	Audited
		(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,294,207	$ 1,693,447
Accounts receivable, net	568,858	1,198,768
Deposits and prepaid items	857,910	701,317
Deferred tax asset, net	27,133	27,672
Current assets available for sale	46,485	69,024
Total Current Assets	3,794,593	3,690,228

Restricted cash	48,000	63,000
Property and equipment, net	154,974	137,897
Intangible assets, net	1,051,389	923,493
Goodwill	395,182	395,181
Other assets	38,197	58,306
Long lived assets available for sale	184,829	1,498,182
Total Assets	$ 5,667,164	$ 6,766,287
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,104,005	$ 977,025
Deferred revenue	2,065,455	1,976,564
Notes payable and capital lease obligations, current portion	117,652	120,287
Current liabilities available for sale	107,631	77,948
Total Current Liabilities	3,394,743	3,151,824

Notes payable and capital lease obligations	21,786	131,609

Deferred tax liability	70,128	16,113

Non current liabilities available for sale	51,432	59,348

Total Liabilities	3,538,089	3,358,894
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding	-	-
Common stock, 80,000,000 shares authorized at
$.0001 par value; 16,284,788 and 17,252,777 shares
issued and outstanding	1,628	1,725
Additional paid-in capital	4,587,986	5,017,789
Accumulated deficit	(1,893,384)	(1,586,493)
Treasury stock at cost; 1,134,110 and 44,300 shares	(567,155)	(25,628)
Total Stockholders' Equity	2,129,075	3,407,393

Total Liabilities and Stockholders' Equity	$ 5,667,164	$ 6,766,287

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements. 3

ONLINE VACATION CENTER HOLDINGS CORP.CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
				(Restated)
NET REVENUES	$ 1,571,884	$ 1,719,008	$ 6,522,341	$ 6,229,358

OPERATING EXPENSES:
Selling and marketing	553,375	405,360	1,746,582	1,935,615
General and administrative	1,031,482	1,183,899	3,294,875	3,896,552
Depreciation and amortization	121,691	95,361	343,941	256,401

OPERATING INCOME (LOSS)	(134,664)	34,388	1,136,943	140,790

Interest income (expense), net	2,859	(2,876)	5,921	(25,382)

Income (Loss) from continuing operations before
provision for income taxes	(131,805)	31,512	1,142,864	115,408

Provision for income taxes	411	13,627	517,397	81,755

Income (Loss) from continuing operations	(132,216)	17,885	625,467	33,653

DISCONTINUED OPERATIONS:

Income (Loss) from discontinued operations, net of tax	(873,343)	23,985	(932,358)	(757,833)

NET INCOME (LOSS)	$ (1,005,559)	$ 41,870	$ (306,891)	$ (724,180)

EARNINGS PER SHARE - Basic
Income (Loss) from continuing operations	$ (0.01)	$ -	$ 0.04	$ -
(Loss) from discontinued operations	$ (0.05)	$ -	$ (0.06)	$ (0.05)
Net Income (Loss)	$ (0.06)	$ -	$ (0.02)	$ (0.04)

Weighted average shares outstanding - Basic	15,979,356	17,252,777	16,828,165	17,666,249

EARNINGS PER SHARE - Diluted
Income (Loss) from continuing operations	$ (0.01)	$ -	$ 0.04	$ -
(Loss) from discontinued operations	$ (0.05)	$ -	$ (0.06)	$ (0.05)
Net Income (Loss)	$ (0.06)	$ -	$ (0.02)	$ (0.04)

Weighted average shares outstanding - Diluted	15,979,356	17,252,777	16,828,165	17,666,249

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements. 4

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended
	September 30,	September 30,
	2009	2008

Cash flows from continuing operating activities:		(Restated)
Net (loss)	$ (306,891)	$ (724,180)
Loss from discontinued operations, net of tax	932,358	757,833
Income from continuing operations Adjustments to reconcile to net cash inflow from operating activities:	625,467	33,653

Depreciation and amortization Stock based compensation expense	343,941	256,401
	64,896	126,712
Imputed interest expense- net Deferred income tax expense	2,420	18,669
	54,554	90,867
Decrease in accounts receivable (Increase) in deposits and prepaid items Increase in accounts payable and accrued liabilities Increase in deferred revenue	629,910	134,864
	(155,312)	(145,453)
	126,980	21,465
	88,891	354,825
Net cash provided by operating activities	1,781,747	892,003

Cash flows from continuing investing activites:
Capital expenditures (Increase) in intangible assets Decrease in restricted cash (Increase)/Decrease in receivable upon disposition of discontinued operation Cash paid upon disposition of discontinued operation	(107,737)	(62,180)
	(381,177)	(367,807)
	15,000	280,108
	22,500	(100,000)
	-	(4,932)
Cash used in investing activities	(451,414)	(254,811)

Cash flows from continuing financing activites:
Purchase of treausry stock under approved purchase plan Purchase of treasury stock Payments under capital lease obligations Repayment of notes payable	(91,473)	(3,155)
	(944,850)	-
	(18,550)	-
	(100,000)	(100,000)
Cash used in financing activities	(1,154,873)	(103,155)

Discontinued Operations
Cash provided by operating activities	425,300	91,005
Cash provided by discontinued operations	425,300	91,005

Increase in cash during the period	600,760	625,042

Cash at the beginning of the period	1,693,447	1,189,042

Cash at the end of the period	$ 2,294,207	$ 1,814,084
Supplemental information:
Cash paid for interest Cash paid for taxes Common stock received in conjunction with disposition of discontinued operation Retirement of treasury stock	$ 13,834	$ 16,273
	$ 266,700	$ 15,684

	$ -	$ 725,000
	$ 494,796	$ -

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements of Online Vacation Center Holdings Corp., (the “Company”), and the notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended for the year ended December 31, 2008, and filed with the Securities and Exchange Commission on March 27, March 31, and August 14, 2009 (the “2008 Annual Report”). The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.

The results of operations for the three months ended September 30, 2009 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

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
In July 2008, management and the Audit Committee of its Board of Directors concluded that the Company’s 2008 financial statements should be restated due to an error relating to the accounting for its disposition of Phoenix International Publishing LLC ("Phoenix") in March 2008, in connection with its response to a comment letter received from the SEC regarding the Company’s Annual Report on Form 10-K for fiscal 2008. Management and the Audit Committee of its Board of Directors decided to change the accounting treatment for the disposition of Phoenix in the consolidated financial statements for fiscal 2008 so that the methodology utilized in determining the fair value of the Company’s common stock at disposition was consistent with the methodology utilized in determining the fair value of the Company’s common stock at the time of Phoenix’s acquisition by the Company.

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

As a result of these adjustments, both the Company’s loss from discontinued operations and its net loss for the nine months ended September 30, 2008 were understated by $681,250. In addition, the Company’s accumulated deficit as of December 31, 2008 was understated by $681,250, additional paid in capital as of December 31, 2008 was understated by $624,826 and goodwill as of December 31, 2008 was overstated by $56,424. Finally, the Company’s loss per share from discontinued operations; both basic and diluted were overstated by $0.04 and net income per share; both basic and diluted were overstated by $0.04 for the nine months ended September 30, 2008. There was no impact on net cash used in operating activities, the net decrease in cash and equivalents for the nine months ended September 30, 2008 or the balance of cash and equivalents as of September 30, 2008.

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

The following table reconciles the Company’s consolidated statement of operations for the nine months ended September 30, 2008 as previously reported to the restated amounts.

CONSOLIDATED STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2008
	As Originally Reported	Adjustment	As Restated
Income from continuing operations	$ 76,344	$ --	$ 76,344
Discontinued operations:
Loss from discontinued operations of Phoenix International Publishing LLC, net of tax	(119,274)	(681,250)	(800,524)
Net (loss)	$ (84,800)	$ (681,250)	$ (724,180)
Earnings/(Loss) per share – basic and diluted
Income from continuing operations	$ . --	$ . --	$ . --
Loss from discontinued operations	(0.01)	(0.04)	(0.05)
Net (loss)	$ 0.00	$ (0.04)	$ (0.04)

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In conjunction with the Acquisition Agreement dated as of March 31, 2008 between the Company and Simon Todd, Phoenix is obligated to pay its pre-disposition intercompany debt balance to the Company of $100,000 in forty consecutive monthly payments of $2,500 commencing on October 1, 2008. The series of forty monthly payments of $2,500 has been discounted, using the Company’s estimated incremental borrowing rate of 6.5% and the aggregate related unamortized imputed interest of $13,498 as of March 31, 2008 has been offset against the face value of the receivable and a corresponding interest expense recorded. The current portion of this receivable from Phoenix, $26,571, has been classified as deposits and prepaid items and the remaining balance of $38,197 as other assets as of September 30, 2009.

3.	DISPOSITION

On September 30, 2009, the Board of Directors authorized the sale of Thoroughbred Travel LLC (“Thoroughbred”) and La Tours and Cruises, Inc. (“La Tours”), our Houston, Texas based travel agencies focused on providing luxury based personal travel products, such as cruises, European tours and all inclusive vacations. Additionally, the Board of Directors authorized the dissolution of La Fern, Inc. (“La Fern”) a Florida travel agency focused on providing land-based vacations. We acquired Thoroughbred in September 2006. La Fern in October 2006 and La Tours in January 2007.

On October 19, 2009, the Company entered into a definitive agreement (the “Sales Agreement”) to sell the assets and liabilities arising from customer travel after November 2, 2009 of La Tours and Thoroughbred to West University Travel LLC, a Texas limited liability company (“West University). The principal members of West University are Ray Schutter, President of La Tours and Thoroughbred, and Cecilia Schutter. The Company acquired West University from Ray and Cecilia Schutter in January 2007 in exchange for $550,000 in cash, which was payable  in installments, and 50,000 restricted shares of the Company's common stock. Pursuant to the Sales Agreement, Mr. and Mrs. Schutter will return 50,000 restricted shares of the Company's common stock and forgive the Company's $100,000 note issued to the Schutters in conjunction with the Company's acquisition of La Tours. Upon consummation of the Sales Agreement, Mr. Schutter will resign as President of La Tours and Thoroughbred and the Company will retire the 50,000 shares of our common stock.

As a result of the above events, the Company reviewed the carrying value of all intangibles and goodwill attributable to La Fern, Thoroughbred and La Tours for impairment. An intangible impairment loss of $103,923 and a goodwill impairment loss of $1,170,191 were recorded as of September 30, 2009. The fair value of the tested intangibles and the related subsidiaries was based on the estimated Level 2 proceeds to be derived from the sale of assets and liabilities of La Tours and Thoroughbred and the estimated Level 3 residual value upon dissolution of La Fern.

The results of operations and cash flows of Phoenix, La Tours, Thoroughbred and La Fern have been removed from the results of continuing operations for the three months and nine months ended September 30, 2008 and 2009 sans Phoenix, respectively. The results of operations of Phoenix, La Tour, Thoroughbred and La Fern for the three months ended September 30, 2009 and 2008, respectively, are as follows:

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended September 30,
	2009	2008	Increase/ (Decrease)
Revenues	$ 159,385	$ 256,969	$ (97,584)
Impairment charges- intangibles	103,923	--	103,923
Impairment charges- goodwill	1,170,191	--	1,170,191
Income (Loss) before income taxes	(1,421,136)	44,661	(1,465,797)
Income taxes (benefit)	(547,793)	20,676	(568,469)
Loss from discontinued operations	$ (873,343)	$ 23,985	$ (897, 328)

The results of operations of Phoenix, La Tour, Thoroughbred and La Fern ("discontinued businesses")  for the nine months ended September 30, 2009 and 2008, respectively, are as follows:

For the nine months ended September 30,
	2009	2008	Increase/ (Decrease)
Revenues	$ 382,480	$ 801,762	$ (419,282)
Impairment charges- intangibles	103,923	--	103,923
Impairment charges- goodwill	1,170,191	--	1,170,191
Income (Loss) before income taxes	(1,525,507)	3,321	(1,528,828)
Loss on disposal of Phoenix	--	(739,632)	739,632
Income taxes (benefit)	(590,149)	21,522	(611,671)
Loss from discontinued operations	$ (932,358)	$ (757,833)	$ (174,525)

The assets and liabilities of discontinued businesses have been reclassified and are segregated in the consolidated balance sheet of September 30, 2009 and December 31, 2008, respectively, as summarized as follows:

	September 30, 2009	December 31, 2008
Accounts receivable, net	$ 40,582	$ 37,341
Deposits and prepaid items	5,903	31,683
Total current assets available for sale	$ 46,485	$ 69,024

Property and equipment, net	$ 1,027	$ 2,388
Intangible assets, net	52,117	193,120
Goodwill	131,685	1,302,674
Total long lived assets available for sale	$ 184,829	$ 1,498,182

Accounts payable and accrued liabilities	$ 80,304	$ 64,583
Deferred revenue	27,327	13,365
Total current liabilities available for sale	$ 107,631	$ 77,948

Non current portion of deferred tax liability	$ 51,432	$ 59,348

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), which establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Company adopted ASU 2009-01 during the three months ended September 30, 2009 and its adoption did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No.2009-05 (“ASU 2009-05”), which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. The Company expects to adopt ASU 2009-05 during the three months ended December31, 2009 and is evaluating the impact that this adoption will have on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company’s common stock. This calculation is not done for periods in a loss position as this would be antidilutive. As of September 30, 2009, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future. The information related to basic and diluted earnings per share is as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
				(Restated)
Numerator:
Continuing operations:
Income (Loss) from continuing operations	$ (132,216)	$ 17,885	$ 625,467	$ 33,653

Discontinued operations
Income (Loss) from discontinued operations	(873,343)	23,985	(932,358)	(757,833)
Net income (loss)	$ (1,005,559)	$ 41,870	$ (306,891)	$ (724,180)

Denominator:
Weighted average number of shares outstanding – basic and diluted	15,979,356	17,252,777	16,828,165	17,666,249

EPS:
Basic:
Continuing operations	$ (0.01)	$ 0.00	$ 0.04	$ 0.00
Discontinued operations	(0.05)	0.00	(0.06)	(0.05)
Net income/(loss)	$ (0.06)	$ 0.00	$ (0.02)	$ (0.04)

Diluted
Continuing operations	$ (0.01)	$ 0.00	$ 0.04	$ 0.00
Discontinued operations	(0.05)	0.00	(0.06)	(0.05)
Net income/(loss)	$ (0.06)	$ 0.00	$ (0.02)	$ (0.04)
6.	TREASURY STOCK
On August 1, 2008, the Company announced that its Board of Directors had approved a program to repurchase up to $200,000 of the Company's common stock to be funded from available working capital and subject to the applicable rules and regulations of the SEC and other applicable legal requirements. The program will not extend beyond June 30, 2009, does not require the Company to acquire a specific number of shares and may be suspended from time to time or discontinued. On March 2, 2009, the Company announced that its Board of Directors had

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

approved a program to repurchase up to an additional $150,000 of the Company's common stock to be funded from available working capital and subject to the applicable rules and regulations of the SEC and other applicable legal requirements. The program will not extend beyond December 31, 2009, in accordance with the Board of Directors authorization in May 2009, does not require the Company to acquire a specific number of shares and may be suspended from time to time or discontinued. As of September 30, 2009 the Company had purchased 223,609 shares of its common stock in the open market at a cost of $117,101 in conjunction with the program.

During the quarter ended September 30, 2009, the Company entered into agreements with Pacific Tour Services (“PTS”), the Cataldo Family Trust, Richard A. McKinnon and Robert Dunhill to purchase 884,310 shares, 100,000 shares, 150,000 shares and 18,900 shares, respectively, of the Company’s common stock at a purchase price of $0.50 per share from the Company’s working capital. William Cataldo, a shareholder who beneficially owns more than 5% of the Company, is a beneficiary of the Cataldo Family Trust, but does not exercise voting or dispositive power over any shares held by the Cataldo Family Trust; Mr. Cataldo also has voting and dispositive power over investments held by PTS. Richard A. McKinnon is a member of the Company’s Board of Directors. Robert Dunhill is a former owner of Dunhill Vacations, Inc., to whom these shares were initially issued in conjunction with the Company’s acquisition of Dunhill Vacations, Inc. in January 2007. These repurchase transactions are not part of the Company’s previously announced repurchase programs.

7.	STOCK BASED COMPENSATION

In conjunction with the Share Exchange Agreement dated as of August 25, 2005 effective as of March 15, 2006 between the Company, formerly known as Alec Bradley Cigar Corporation, Online Vacation Center Holdings, Inc. and its shareholders, the Company's Board of Directors amended its 2005 Management and Director Equity Incentive and Compensation Plan (the “Plan”). This Plan provides for the grants of stock options, restricted stock, performance-based and other equity-based incentive awards to directors, officers and key employees. Under this Plan, stock options must be granted at an option price that is greater than or equal to the market price of the stock on the date of the grant. If an employee owns 10% or more of the Company’s outstanding common stock, the option price must be at least 110% of the market price on the date of the grant. Options granted under this Plan become exercisable in accordance with the terms of the grant as determined by a committee of the Company’s Board of Directors. All options granted expire no more than 10 years following the date of grant. All stock option grants currently outstanding vested either on the date of grant or will vest two years from the date of grant, provided that the individual is continuously employed with the Company. All outstanding restricted stock grants vest 20% upon grant and ratably over the successive four years, subject to continued employment with the Company.

No stock options were granted during the three months ended September 30, 2009.

A summary of the activity in our Plan for the nine months ended September 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2008	2,447,400	$ 1.39
Granted	-	0.00
Canceled	45,000	1.46
Exercised	-	0.00
Options outstanding at September 30, 2009	2,402,400	$ 1.39

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Compensation cost recognized for the quarters ended September 30, 2009 and 2008 and the nine month periods then ended was $15,568 and $28,805, $49,326 and $110,462, respectively.

As of September 30, 2009, there was approximately $8,218 of total stock-based compensation expense not yet recognized relating to non-vested awards granted under our option plan as calculated under SFAS 123R. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately seven months. The number of non-exercisable shares was 432,400 shares of common stock at September 30, 2009. At September 30, 2009, 1,970,000 shares of common stock at weighted average strike price of $1.39 per share were exercisable.

For the quarter ended September 30, 2009, no restricted shares were granted to employees and directors under the Plan. Compensation cost recognized for the nine months ended September 30, 2009 and 2008 was $15,570 and $16,250, respectively.

8.	INCOME TAXES

The provision (benefit) for income taxes from continued operations for the quarter and nine months ended September 30, 2009 and 2008 consist of the following:

	The Quarter Ended September 30,		The Nine Months Ended September 30,
	2009	2008	2009	2008
Current:
Federal	$ (2,470)	$ --	$ (2,470)	$ --
State	(1,192)	(283)	(792)	1,278
	(3,662)	(283)	(3,262)	1,278
Deferred
Federal	3,696	12,621	472,406	69,003
State	581	1,289	74,235	11,474
	4,073	13,910	520,659	80,477
Provision for income taxes, net	$ 411	$ 13,627	$ 517,397	$ 81,755

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	The Quarter Ended September 30,		The Nine Months Ended September 30
	2009	2008	2009	2008
Statutory federal income tax rate	(35.0)%	35.0%	35.0%	35.0%
State income taxes	(3.6)	3.6	3.6	3.6
Tax effect of non deductible items	4.3	17.1	2.2	34.3
True ups	37.4	(11.6)	4.8	(3.2)
Other	(2.8)	(0.9)	(0.3)	1.1
Effective tax rate	0.3%	43.2%	45.3%	70.8%

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effective tax rate exceeded the statutory rate for both the quarter and the nine month ended September 30, 2009 is primarily a result of computer equipment purchases and list costs in 2008 and 2009 which were expensed for tax purposes but depreciated for book purposes.

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

	September 30, 2009	December 31, 2008
Net operating loss carry forwards and AMT tax credit	$ 126,670	$ 36,905
Depreciation and amortization	(296,188)	(152,175)
Accruals and other	126,523	126,829
Deferred income tax asset (liability)	$ (42,995)	$ 11,559

The net deferred tax assets and liabilities are comprised of the following:

	September 30, 2009	December 31, 2008
Current	$ 27,133	$ 27,672
Non-current	(70,128)	(16,113)
Net deferred income tax asset (liability)	$ (42,995)	$ 11,559

9.	COMMITMENTS AND CONTINGENCIES

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

10.	SUBSEQUENT EVENT

On October 27, 2009, the Company entered into an agreement with the E B Rudner Trust to purchase 100,000 shares of the Company’s common stock at a purchase price of $0.50 per share. The purchase price was paid from the Company's working capital. Edward B. Rudner, the Company’s Chairman, Chief Executive Officer and Chief Financial Officer, is trustee of the E B Rudner Trust. This repurchase transaction is not part of the Company’s previously announced repurchase program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, those risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 27, 2008, March 31, 2008 and August 14, 2009, and the risks discussed in other SEC filings. These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this report reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.

Overview

We are focused on internally growing and developing our group of diversified vacation marketing companies with a range of products that can be cross-sold to an extensive customer base and providing a high degree of personalized service to help consumers research, plan and purchase a vacation.

We provide vacation marketing services through five wholly owned subsidiaries. Our portfolio of travel companies includes:

•

Online Vacation Center, Inc., a full service vacation seller focused on serving the affluent retiree market. Historically, this subsidiary has been the core business, accounting for the majority of revenue and net income through the sale of high margin cruise packages. This business is now integrated with our other travel companies, Curves Travel, the licensed travel management company of Curves International, Inc., and Cruises for Less, our home-based selling group

•	Dunhill Vacations, Inc., the publisher of three travel newsletters, "Top Travel Values", "Spotlight", and "TRAVELFLASH"

We generate revenues from:

•	commissions on cruises
•	commissions on other travel related products
•	commissions on travel insurance
•	advertising and marketing services provided to travel suppliers

We currently market our services by:

•	producing travel-related publications for consumers
•	telemarketing to our existing customer base
•	direct mailing to our existing customer base as well as targeted prospects
•	sending emails to our opt in subscription base

Operating expenses include those items necessary to advertise our services, produce our marketing materials, maintain and staff our travel reservation and fulfillment center including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery, general and administrative expenses, rent and computer maintenance fees.

Effects of Restatement

In this Quarterly Report, we restated our condensed consolidated statements of operations and condensed consolidated statement of cash flows for the nine months period ended September 30, 2008 for the effects of a restatement of our financial statements for the years ended December 31, 2008 and 2007. The restatement corrected errors relating to: (i) accounting for the disposition of Phoenix International Publishing, LLC ("Phoenix") in March 2008 and (ii) the accounting treatment for the conversion feature associated with convertible debt issued in conjunction with the acquisitions of Thoroughbred Travel, LLC and La Fern, Inc in 2006.

As a result of these adjustments, both the Company’s loss from discontinued operations and its net loss for the nine months ended September 30, 2008 were understated by $681,250. In addition, the Company’s accumulated deficit as of December 31, 2008 was understated by $681,250, additional paid in capital as of December 31, 2008 was understated by $624,826 and goodwill as of December 31, 2008 was overstated by $56,424. Finally, the Company’s loss per share from discontinued operations; both basic and diluted were overstated by $0.04 and net income per share; both basic and diluted were overstated by $0.04 for the nine months ended September 30, 2008. There was no impact on net cash used in operating activities, the net decrease in cash and equivalents for the nine months ended September 30, 2008 or the balance of cash and cash equivalents as of September 30, 2008. See Part I, Item I – Financial Statements, Note 2 – Restatements and Revisions.

Results of Operations

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Continuing operations:

Revenues decreased by $147,124, 8. 6%, to $1,571,884 for the three months ended September 30, 2009 (“the third quarter of 2009”) compared with $1,719,008 for the three months ended September 30, 2008 (“the third quarter of 2008”). The decrease is attributable to a decrease in commission revenues offset by an increase in publishing revenues.

Selling and marketing expenses increased by $148,015, 36.5% , to $553,375 for the third quarter of 2009 compared with $405,360 for the third quarter of 2008. The increase is primarily attributable to an increase in marketing costs. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses decreased by $152,417, 12.9%, to $1,031,482 for the third quarter of 2009 compared with $1,183,899 for the third quarter of 2008. The decrease is primarily attributable to cost cutting efforts in all general and administrative expenses. General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the third quarter of 2009 was $121,691 compared with $95,361 for the third quarter of 2008. Amortization expense increased by $26,330 during the third quarter of 2009, primarily as a result of an increase in the amortization expense of the Dunhill subscriber list.

Net interest income increased to $2,859 for the third quarter of 2009 compared with net interest expense of $2,876 for the third quarter of 2008. The reduction in net interest expense for third quarter of 2009 was primarily attributable to a reduction in our debt levels as a result of our payments made on the debt issued by us in conjunction with our acquisition of La Fern, Inc. and La Tours and Cruises, Inc. and an increase in our cash balances during 2009.

Our loss before income taxes was $131,805 in the third quarter of 2009 compared with income before income taxes of $31,512 in the third quarter of 2008. These results are primarily attributable to the decrease in revenues, an increase in selling and marketing costs and depreciation and amortization expenses offset by a decrease in general and administrative expenses during the third quarter of 2009.

The provision for income taxes decreased to $411 for the third quarter of 2009 compared with a provision for income taxes of $13,627 for the third quarter of 2008. The decrease is directly related to a decrease in income before income taxes of $163,317 during the third quarter of 2009. The tax rate in the third quarter of 2009, .3%, was due to an adjustment of prior year federal taxes and the tax effects of items deductible on the current year’s tax return but are amortized on our books. The tax rate in the third quarter of 2008 was 43.2% due to the tax effect of non deductible items.

As a result of the foregoing, our loss from continuing operations was $132,216 for the third quarter of 2009 compared with income from continuing operations of $17,885 for the third quarter of 2008.

Nine Months Ended September 30, 2009 compared to Nine Months Ended September 30, 2009

Continuing Operations

Revenues increased by $292,983, 4.7%, to $6,522,341 for the nine months ended September 30, 2009 compared with $6,229,358 for the nine months ended September 30, 2008. The increase is attributable to an increase in publishing and marketing revenues offset by a decrease in commission revenues.

Selling and marketing expenses decreased by $189,033, 9.8% to $1,746,582 for the nine months ended September 30, 2009 compared with $1,935,615 for the nine months ended September 30, 2008. The decrease is attributable to a decrease in marketing costs. Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses decreased by $601,677 or 15.4% to $3,294,875 for the nine months ended September 30, 2009 compared with $3,896,552 for the nine months ended September 30, 2008. The decrease is primarily attributable to cost cutting efforts in all general and administrative expenses. General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the nine months ended September 30, 2009 was $343,941 compared with $256,401 for the nine months ended September 30, 2008. Amortization expense increased by $88,481 during the nine months ended September 30, 2009 as a result of the increase in the amortization expense of the Dunhill subscriber list.

Net interest income increased to $5,921 for the nine months ended September 30, 2009 compared with net interest expense of $25,382 for the nine months ended September 30, 2008. The decrease in interest expense for the nine months ended September 30, 2009 is primarily attributable to the first quarter of 2008 expense imputed on the receivable from Phoenix payable over 40 months and higher debt balances as a result of our acquisition of La Fern, Inc. and La Tours and Cruises, Inc.

Our income before provision for income taxes was $1,142,864 for the nine months ended September 30, 2009 compared with our income before provision for income taxes of $115,408 for the nine months ended September 30, 2008. The income is due to an increase in revenues and a decrease in selling and marketing expenses, general and administrative expenses and net interest expense offset by an increase in depreciation and amortization expense.

The provision for income taxes increased from $81,755 for the nine months ended September 30, 2008 to $517,397 for the nine months ended September 30, 2009. The increase is directly related to the increase in results from operations where income before income taxes was $1,142,864 for the nine months ended September 30, 2009 compared with income before income taxes of $115,408 for the nine months ended September 30, 2008. The tax rate for the nine months ended September 30, 2009, 45.3%, was higher than the statutory rate because of an adjustment of prior year federal taxes and the tax effects of items deductible on the current year’s tax return but are amortized on our books. The tax rate for the nine months ended September 30, 2008, 70.8%, was higher than the statutory rate because of the tax effect of non deductible items and a true up of prior year state taxes.

As a result of the foregoing, our income from continuing operations for the nine months ended September 30, 2009 was $625,467 compared with income from continuing operations of $33, 653 for the nine months ended September 30, 2008.

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

On September 30, 2009, our Board of Directors authorized the sale of Thoroughbred Travel LLC (“Thoroughbred”) and La Tours and Cruises, Inc. (“La Tours”), our Houston, Texas based travel agencies focused on providing luxury based personal travel products, such as cruises, European tours and all inclusive vacations. Additionally, our Board of Directors authorized the dissolution of La Fern, Inc. (“La Fern”) a Florida travel agency focused on providing land-based vacations. We acquired Thoroughbred in September 2006. La Fern in October 2006 and La Tours in January 2007.

On October 19, 2009, we entered into a definitive agreement (the “Sales Agreement”) to sell the assets and liabilities arising from customer travel after November 2, 2009 of La Tours and Thoroughbred to West University Travel LLC, a Texas limited liability company (“West University). The principal members of West University are Ray Schutter, President of La Tours and Thoroughbred, and Cecilia Schutter. We acquired West University from Ray and Cecilia Schutter in January 2007 in exchange for $550,000 in cash, which was paid in installments, and 50,000 restricted shares of our common stock. Pursuant to the Sales Agreement, Mr. and Mrs. Schutter will return 50,000 restricted shares of our common stock and forgive our $100,000 note issued to the Schutters in conjunction with our acquisition of La Tours. Upon consummation of the Sales Agreement, Mr. Schutter will resign as President of La Tours and Thoroughbred and we will retire the 50,000 shares of our common stock.

As a result of the above events, we reviewed the carrying value of all intangibles and goodwill attributable to La Fern, Thoroughbred and La Tours for impairment. An intangible impairment loss of $103,923 and a goodwill impairment loss of $1,170,191 were recorded as of September 30, 2009. The fair value of the tested intangibles and the related subsidiaries was based on the estimated proceeds to be derived from the sale of assets and liabilities of La Tours and Thoroughbred and the estimated residual value upon dissolution of La Fern.

The results of operations and cash flows of Phoenix, La Tours, Thoroughbred and La Fern have been removed from the results of continuing operations for the three months and nine months ended September 30, 2008 and 2009 sans Phoenix, respectively. The results of operations of Phoenix, La Tour, Thoroughbred and La Fern for the three months ended September 30, 2009 and 2008, respectively, are as follows:

For the three months ended September 30,
	2009	2008	Increase/ (Decrease)
Revenues	$ 159,385	$ 256,969	$ (97,584)
Impairment charges- intangibles	103,923	--	103,923
Impairment charges- goodwill	1,170,191	--	1,170,191
Income (Loss) before income taxes	(1,421,137)	44,661	(1,421,137)
Income taxes (benefit)	(590,149)	20,676	(610,825)
Income (Loss) from discontinued operations	$ (873,343)	$ 23,985	$ (897,328)

The results of operations of Phoenix, La Tour, Thoroughbred and La Fern for the nine months ended September 30, 2009 and 2008, respectively, are as follows:

For the nine months ended September 30,
	2009	2008	Increase/ (Decrease)
Revenues	$ 382,480	$ 801,762	$ (419,282)
Impairment charges- intangibles	103,923	--	103,923
Impairment charges- goodwill	1,170,191	--	1,170,191
Income (Loss) before income taxes	(1,525,507)	3,322	(1,528,829)
Loss on disposal of Phoenix	--	(739,632)	739,632
Income taxes (benefit)	(590,149)	21,522	(611,671)
Loss from discontinued operations	$ (932,358)	$ (757,833)	$ (174,525)

As a result of the foregoing, our net loss was $1,005,559 for the third quarter of 2009 compared with net income of $41,870 in the third quarter of 2008. Our net loss for the nine months ended September 30, 2009 was $306,891 compared with a net loss of $724,180 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Cash at September 30, 2009 was $2,294,207 compared with $1,693,447 at December 31, 2008. The primary source of our liquidity and capital resources has come from our operations.

Cash flows provided by continuing operating activities for the nine months ended September 30, 2009 and 2008 were $1,781,747 and $892,003, respectively. The increase of $889,744 in 2009 was primarily attributable to an increase of income from continuing operations of $591,814, an increase in cash provided by working capital items of $324,768 and a decrease in non-cash operating items of $26,838.

Cash flows used in continuing investing activities for the nine months ended September 30, 2009 increased to $451,414 from $254,811 for the nine months ended September 30, 2008. The primary increase in cash out flows related to an a increase in intangible assets and capital expenditures of $58,927, a decrease in restricted cash of $265,108 offset by a decrease of the pre-disposition intercompany balance receivable from Phoenix totaling $122,500 .

Cash flows used in financing activities increased to $1,154,873 for the nine months ended September 30, 2009 compared with $103,155 for the nine months ended September 30, 2008. The primary increase in cash outflows was due our purchase of our common stock under a repurchase program authorized by our Board of Directors in August 2008, which was amended in March 2009 and private stock repurchase transactions with existing shareholders aggregating $1,033,168 and the payment under a capital lease obligation for new telephone equipment

Cash flows provided by discontinued operations, solely from operating activities increased to $425,300 for the nine months ended September 30, 2009 compared with $91,005 for the nine months ended September 30, 2008.

At September 30, 2009, we had a working capital of $399,850, as compared to working capital of $538,404 at December 31, 2008, a decrease of working capital of $138,554. We had an accumulated deficit of $1,893,384 at September 30, 2009, a decrease of $306,891 from December 31, 2008.

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

Accountings Standards Codification 605-45-pararagraphs 15-21 ("ASC 605-45-15 to 21") discusses the weighing of the relevant qualitative factors regarding our status as a primary obligor and the extent of our pricing latitude. Based upon our evaluation of vacation travel sales transactions and in accordance with the various indicators identified in ASC 605-45-15 to 21, our vacation travel suppliers assume the majority of the business risks such as providing the service and the risk of unsold travel packages. As such, all vacation travel sales transactions are recorded at the net amount, which is the amount charged to the customer less the amount to be paid to the supplier. The method of net revenue presentation does not impact operating profit, net income, earnings per share or cash flows.

Intangible Asset Testing

Absent any circumstances that warrant testing at another time, we test for goodwill and non-amortizing intangible asset impairment as part of our year-end closing process. Our goodwill testing consists of comparing the estimated fair values of each of our operating entities to their carrying amounts, including recorded goodwill. We estimate the fair value of our reporting unit by discounting its projected future cash flow. Developing future cash flow projections requires us to make significant assumptions and estimates regarding the sales, gross margin and operating expenses of our reporting unit, as well as economic conditions and the impact of planned business or operational strategies. Should future results or economic events cause a change in our projected cash flows, or should our operating plans or business model change, future determinations of fair value may not support the carrying amount of our unit, and the related goodwill would need to be written down to an amount considered recoverable. Any such write down would be included in the operating expenses except as previously discussed. While we make reasoned estimates of future performance, actual results below these expectations, or changes in business direction can result in additional impairment charges in future periods.

ITEM 4(T). – CONTROLS AND PROCEDURES

As of September 30, 2009 under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of its common stock during the third quarter of the 2009 fiscal year:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plan or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2009 – July 31, 2009 (2)	250,000	$ 0.500	--	$ 232,899
August 1, 2009 – August 31, 2009 (3) (4)	118,900	$ 0.500	--	$ 232,899
September 1, 2009 – September 30, 2009 (5)	784,310	$ 0.500	--	$ 232,899
Total	1,153,210	$ 0.500	--	$ 232,899

(1)

On August 1, 2008, we announced that our Board of Directors had approved a program to repurchase of up to $200,000 of the our common stock to be funded from available working capital and subject to the applicable rules and regulations of the SEC and other applicable legal requirements. The plan does not require us to acquire a specific number of shares and may be suspended from time to time or discontinued. As initially adopted, the program did not extend beyond June 30, 2009.

On March 2, 2009 we announced that our Board of Directors authorized the repurchase of an additional $150,000 of our common stock to be funded from available working capital and extended the program until December 31, 2009.

(2)

On July 13, 2009, we entered into an agreement with Richard A. McKinnon and Pacific Tour Services (“PTS”) to purchase 150,000 shares and 100,000 shares, respectfully, of the Company’s common stock from such persons at a purchase price of $0.50 per share. The purchase price was paid from s working capital. Richard A. McKinnon is a member of the Company’s Board of Directors. William Cataldo, a shareholder who beneficially owns more than 5% of our common stock, has voting and dispositive power over investments held by PTS. These repurchase transactions are not part of our previously announced repurchase program.

(3)

On August 5, 2009, we entered into an agreement with the Cataldo Family Trust to purchase 100,000 shares of our common stock at a purchase price of $0.50 per share. The purchase price was paid from our working capital. William Cataldo, a shareholder who beneficially owns more than 5% of our common stock , is a beneficiary of the Cataldo Family Trust, but does not exercise voting or dispositive power over any shares held by the Cataldo Family Trust. This repurchase transaction is not part of our previously announced repurchase program.

(4)

On August 31, 2009, we entered into an agreement with Mr. Robert Dunhill to purchase 18,900 shares of our common stock at a purchase price of $0.50 per share. The shares were issued to Mr. Dunhill in conjunction with our acquisition of Dunhill Vacations, Inc. in January 2007. This repurchase transaction is not part of our previously announced repurchase program .

(5)

On September 25, 2009, we entered into an agreement with PTS to purchase 784,310 shares of our common stock at a purchase price of $0.50 per share. The purchase price was paid from our working capital. William Cataldo, a shareholder who beneficially owns more than 5% of our common stock , has voting and dispositive power over investments held by PTS. This repurchase transaction is not part of our previously announced repurchase program.

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

Date: November 13, 2009