Form 10-K
period 2009-12-31
ONLINE VACATION CENTER HOLDINGS CORP
filed 2010-03-29
CIK 1058786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act             ☐   Yes       ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.       ☐  Yes        ☒  No

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒    Yes      ☐  No

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  ☐Yes    ☐No

Indicate by check mark if disclosure pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer," "accelerated filer and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer  ☐                                                                                       Accelerated filer  ☐
 Non-accelerated filer  ☐   (Do not check if a smaller reporting company)                                   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   ☐  Yes      ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,737,660 as of June 30, 2009 based on the closing price of the issuer's common stock on the Over-the-Counter Bulletin Board on said date ($0.54 per share).  For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant's common stock as of June 30, 2009: 16,303,688

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format:   Yes  ☐  No   ☐

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

PART I

Item 1 - Business

Overview

Online Vacation Center Holdings Corp., a Florida holding company ("we," "us," or the "Company"), provides vacation travel services through its wholly-owned subsidiaries.  Our portfolio of travel companies include:

•
Online Vacation Center, Inc. ("Online Vacation Center"), a full service vacation seller focused on serving the affluent retiree market. Historically, this subsidiary has been the core business, accounting for the majority of revenue and net income through the sale of high margin cruise packages, and

•	Dunhill Vacations, Inc. ("Dunhill"), the publisher of three travel newsletters, "Top Travel Values", "Spotlight", and "TRAVELFLASH".

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

The Industry

Industry sources estimate that the global cruise industry carried 13.4 million cruise passengers in 2009.   From 2004 to 2008 North America has experienced a compound annual growth rate in cruise passengers of approximately 4.4%. Approximately 76.5% of the cruise passengers in the world are sourced from North America, where cruising has developed into a mainstream alternative to land-based resort and sightseeing vacations. Approximately 10.7 million North American-sourced cruise passengers took cruise vacations for two or more consecutive nights in 2009 with an average length of cruise of 7.2 days.  This market has grown significantly in prior years and we expect that it will continue to grow in the future as new capacity is introduced. Cruising appeals to a broad demographic range.  The age of the U.S. and Canadian populations are increasing, primarily as a result of the aging of the baby boom generation and healthcare advancements.  As a result, it is estimated that between 2010 and 2020, the number of people in the cruise industry’s primary age group of 45 and older are expected to grow by 20 million, or 15% in North America.

Operations

We provide vacation marketing services from our call center located in Plantation, Florida.  Sales are completed via the Internet, by telephone, or in person.

Marketing

We market our vacation services by utilizing publications, direct mail, outbound telemarketing and email communications.  We are able to stay in touch with consumers by utilizing these methods.

Principal Suppliers

We have historically been highly dependent on our relationships with five major cruise lines: Celebrity Cruises, Norwegian Cruise Line, Princess Cruises, Azamara Cruises and Royal Caribbean Cruise Line.  Additionally, we also depend on third party service providers for processing certain fulfillment services.

Intellectual Property

We have registered five service marks: two for "Online Vacation Center" and one each for "Your Personal Vacation Managers", “Dunhill Vacation News” and “Travel More Spend Less”.

Personnel

At December 31, 2009, we had 64 full-time employees; 49 are sales and marketing personnel, and 15 hold administrative and executive positions. No personnel are covered by a collective bargaining agreement. We believe our relationship with our employees is good.

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

The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which may  have a negative effect on our business and operations.  Many of our customers, and travel suppliers have been severely affected by the current economic turmoil. Current or potential customers may be unable to fund purchases or reduce purchases, all of which has and could continue to lead to reduced demand for our products and services, resulting in reduced gross margins, and increased customer payment delays or defaults. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrained our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve.  The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not be materially and adversely affected. Such conditions make it very difficult to forecast operating results, make business decisions and identify and address material business risks.

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

We operate in a highly competitive and sensitive marketplace whereby international events, pricing pressures, unanticipated competition, adverse changes in business climate and loss of key personnel are not uncommon events.  The potential impact of these events could adversely affect future cash flows and fair values of goodwill and other intangibles in relationship to their respective carrying values resulting in future impairments which may be material to our financial condition and/or results of operations.

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

Our operations and business strategy are dependent on the efforts and relationships of Edward Rudner.  If Mr. Rudner were unable to continue in his role with the Company, our business could be adversely affected. Although the Company has entered into employment agreement with Mr. Rudner there can be no assurance that he will be able to continue in his present capacity for any particular period of time.

Edward Rudner has the ability to control the Company's business and corporate affairs.

Edward Rudner and his affiliates beneficially own shares of common stock representing approximately 67.3% of the total voting power of the common stock of the Company. Mr. Rudner will be able to exercise control over the Company's affairs and be able to elect the entire board of directors and to control the disposition of any matter submitted to a vote of our shareholders.

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

Item 2 - Properties

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

Item 4 – Reserved

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Period	High	Low
Three Months Ended March 31, 2009	$0.90	$0.30
Three Months Ended June 30, 2009	$0.60	$0.26
Three Months Ended September 30, 2009	$1.00	$0.30
Three Months Ended December 31, 2009	$0.90	$0.27

Three Months Ended March 31, 2008	$1.05	$0.26
Three Months Ended June 30, 2008	$1.05	$0.30
Three Months Ended September 30, 2008	$1.05	$0.30
Three Months Ended December 31, 2008	$0.90	$0.20

On December 31, 2009, there were 90 shareholders of record of the Company's common stock.

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

The following table provides information with respect to the Company’s purchases of its common stock pursuant to its stock repurchase program during the fourth quarter of 2009:

Period	(a) Total Number of Shares Purchased	(b)Average Price Paid Per Share	(c) Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 – October 31, 2009	100,000 (2)	$0.500	0	$232,899
November 1, 2009 – November 30, 2009	0	$0.000	0	$232,899
December 1, 2009 – December 31, 2009	0	$0.000	0	$232,899
Total	100,000	$0.500	0	$232,899

(1)
On August 1, 2008, we announced that our Board of Directors had approved a program to repurchase of up to $200,000 of the our common stock to be funded from available working capital and subject to the applicable rules and regulations of the SEC and other applicable legal requirements. The plan does not require us to acquire a specific number of shares and may be suspended from time to time or discontinued. As initially adopted, the program did not extend beyond June 30, 2009.  On March 2, 2009 we announced that our Board of Directors authorized the repurchase of an additional $150,000 of our common stock to be funded from available working capital and subsequently extended the program until December 31, 2010.

(2)
On October 27, 2009, we entered into an agreement with the E B Rudner Trust to purchase 100,000 shares of the Company’s common stock at a purchase price of $0.50 per share. The purchase price was paid from our working capital. Edward B. Rudner, our Chairman, Chief Executive Officer and Chief Financial Officer, is trustee of the E B Rudner Trust. This repurchase transaction is not part of our previously announced repurchase program.

Item 6 – Selected Financial Data

Not applicable.

Item 7 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Management's Discussion and Analysis or Plan of Operation should be read together with our financial statements and related notes included elsewhere in this Form 10-K. This Form 10-K, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Form 10-K that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Form 10-K, including under “Risk Factors.”

Restatement

We have restated our consolidated balance sheet, statement of operations, statement of cash flows and statement of stockholders equity as of and for the year ended December 31, 2008 (“consolidated financial statements for fiscal 2008”), in response to comments received by the Company from the SEC.  The issue raised by the SEC in its comment letter related to the accounting for the disposition of Phoenix International Publishing LLC ("Phoenix").  As a result of these comments, our management and the Audit Committee of our Board of Directors decided to change the accounting treatment for the disposition of Phoenix in our consolidated financial statements for fiscal 2008 so that the methodology utilized in determining the fair value of Phoenix as well as our common stock at disposition was consistent with the methodology utilized in determining the fair value of our common stock at the time of our acquisition of Phoenix.  In addition, we are revised our presentation and accounting treatment of convertible notes issued in conjunction with previous acquisitions to eliminate the value ascribed to the conversion feature of the notes.  See Note 3, Restatement and Revisions contained in Item 8 – Financial Statements for further information relating to the Restatement.  These changes have been incorporated into Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Overview

We are focused on internally growing and developing our group of diversified vacation marketing companies with a range of products that can be cross-sold to an extensive customer base and providing a high degree of personalized service to help consumers research, plan and purchase a vacation.

We provide vacation marketing services through our wholly owned subsidiaries.  Our portfolio of travel companies includes:

●
Online Vacation Center, Inc., a full service vacation seller focused on serving the affluent retiree market. Historically, this subsidiary has been the core business, accounting for the majority of revenue and net income through the sale of high margin cruise packages, and

●	Dunhill Vacations, the publisher of three travel newsletters, "Top Travel Values", "Spotlight", and "TRAVELFLASH".

We generate revenues from:

●	commissions on cruises
●	commissions on other travel related products
●	commissions on travel insurance
●	advertising and marketing services provided to travel suppliers

We currently market our services by:

●	producing travel-related publications for consumers
●	telemarketing to our existing customer base
●	direct mailing to our existing customer base as well as targeted prospects
●	email communications to our subscription base

Operating expenses include those items necessary to advertise our services, produce our marketing materials, maintain and staff our travel reservation and fulfillment center including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery and general and administrative expenses including rent and computer maintenance fees.

Results of Operations

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

Continuing Operations

Revenues increased by $609,328 or 5.0% to $9,573,153 for the year ended December 31, 2009 (“2009”) compared with $8,963,825 for the year ended December 31, 2008 (“2008”). The increase is attributable to an increase in our publishing business.

Selling and marketing expenses increased by $30,496 or 1.3% to $2,442,895 for 2009 compared with $2,412,399 for 2008. The increase is primarily attributable to compensation related to an increased sales staff offset by a decrease in marketing material expenses.  Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

G&A expenses decreased by $455,772 or 9.0% to $4,617,471 for 2009 compared with $5,073,243 for 2008. The decrease is attributable to a decrease in G&A expenses associated with an across the board decrease in management and non sales staff compensation, professional services, occupancy costs, and all other G&A expenses. G&A expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense increased by $112,501 to $472,272 for 2009 compared with $359,771 for 2008. The increase is primarily attributable to an increase in the amortization expense of the Dunhill subscriber list.

Net interest income increased by $30,528 to $6,173 in 2009 compared with net interest expense of $24,355 in 2008.  The decrease in interest expense for 2009 is primarily attributable to the 2008 expense imputed on the receivable from Phoenix payable over 40 months and higher debt balances as a result of our acquisition of La Fern, Inc. and La Tours and Cruises, Inc which were paid and or forgiven in 2009.

Our income from continuing operations before provision for income taxes was $2,046,688 in 2009 compared with $1,094,057 in 2008. The increase is due to an increase in publishing revenues a reduction in selling and marketing expenses and G&A expenses offset by an increase in depreciation and amortization expenses during this time period.

Our provision for income taxes increased from $503,888 in 2008 to $767,654 in 2008. The increase is directly related to an increase in our results from operations in which income from continuing operations before income taxes was $2,046,688 in 2009 compared with $1,094,057 in 2007. Our tax rate in 2009 was 37.5%, which is  less than the statutory rate due to prior year  true ups partially offset by the tax effect of the stock based compensation expense associated with incentive stock options which is deductible for book but not for tax purposes.  Our tax rate in 2008 was 46.1%;  the additional expense in excess of  the statutory rate is primarily due to the tax effect of  the stock based compensation expense associated with incentive stock options and imputed interest expense associated with acquisition debt which are deductible for book but not for tax purposes.

As a result of the foregoing, our income from continuing operations was $1,279,034 in 2009 compared with $590,169 in 2008.

Discontinued operations

Effective September 30, 2009, the Board of Directors of the Company granted the Company the authority to sell Thoroughbred Travel, LLC dba Journeys Unlimited LLC (“Journeys”) and La Tours and Cruises, Inc. dba West University Travel (“West U”).  Journeys was acquired in September 2006 and West U was acquired in January 2007. The Board of Directors also granted the Company the authority to dissolve La Fern, Inc. dba Leisure Link International (“La Fern”). La Fern was acquired in October 2006.

On October 19, 2009, we entered into a definitive agreement (the “Sales Agreement”) to sell the assets and liabilities arising from customer travel after November 2, 2009 of West U and Journeys to West University Travel LLC, a Texas limited liability company (“West University). The principal members of West University are Ray Schutter, President of West U and Journeys, and Cecilia Schutter, who sold West U to us in January 2007 in exchange for $550,000 in cash, which was payable in installments, and 50,000 restricted shares of our common stock. Pursuant to the Sales Agreement, Mr. and Mrs. Schutter returned the 50,000 restricted shares of our common stock and forgave our $100,000 note issued to the Schutters in conjunction with the our acquisition of West U.  Additionally, Mr. Schutter resigned as President of West U and Journeys.  We retired the 50,000 shares of our common stock received from Mr. and Mrs. Schutter in the sale transaction as of October 19, 2009.

As a result of the above events, we reviewed the carrying value of all intangibles and goodwill attributable to La Fern, West U and Journeys for impairment. An intangible impairment loss of $103,923 and a goodwill impairment loss of $1,170,191 were recorded as of September 30, 2009. The fair value of the tested intangibles and the related subsidiaries was based on the estimated Level 2 proceeds to be derived from the sale of assets and liabilities of West U and Journeys and the estimated Level 3 residual value upon dissolution of La Fern.  No additional impairment losses were recorded.  No gains or losses were recorded in conjunction with the dissolution of La Fern and the sale of assets of West U and Journeys.

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

The results of operations and cash flows of West U, Journeys, La Fern and Phoenix have been removed from the results of continuing operations for the years ended December 31, 2009 and 2008, respectively.  The assets and liabilities of West U, Journeys and La Fern have been classified as available for sale, as of December 31, 2008. The comparison of the results of operations of West U, Journeys, La Fern and Phoenix between the years ended December 31, 2009 and 2008, respectively, is as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008 (Restated)	Increase/ (Decrease)
Revenues	$ 410,165	$ 936,082	$ (525,917)
Operating (loss)	$ (215,589)	$ (24,604)	$ 190,985
(Loss) on sale of Phoenix	--	(739,632)	(739,632)
Impairment charges	(1,274,114)	$ --	1,274,114
Income tax (benefit)	(540,408)	12,279	(552,687)
Net (loss) from discontinued operations	$ (949,295)	$ (776,515)	$ 172,780

As a result of the foregoing, our net income was $329,739 in 2009 compared with a net loss of $186,346 in 2008.

Liquidity and Capital Resources

Cash at December 31, 2009 and 2008 was $2,721,658 and $1,693,447 respectively. The primary source of our liquidity and capital resources has historically come from our operations.

Cash flows provided by operating activities was $2,453,233 in 2009 whereas cash flows provided in operating activities was $1,213,092 in 2008.  The increase of $1,240,141 in 2009 was attributable to a decrease in cash used for working capital of $870,191, an increase of income from continuing operations of $688,865 offset by a decrease in cash provided by non-cash operating items of $318,915.

Cash flows used in investing activities in 2009 and 2008 were $574,474 and $294,649, respectively. The increase of $279,825 was primarily attributable to an increase in capital expenditures and intangible assets totaling $130,507 a decrease in the reduction restricted cash of $273,243 offset by a decrease in the receivable in conjunction with the disposition of Phoenix during 2008 of $123,925.

Cash flows used in financing activities increased to $1,210,438 in 2009 compared with $458,407 in 2008. The primary increase in cash outflows was due our purchase of our common stock under a repurchase program authorized by our Board of Directors in August 2008, which was amended in March 2009 and private stock repurchase transactions with existing shareholders aggregating $1,060,695 an increase in the payments under a capital lease obligation for new telephone equipment of $19,056 offset by a reduction in the payment of notes, issued in conjunction with former acquisitions, totaling $327,720.

Cash flows provided by discontinued operations increased by $315,521 as a result of an increase in cash provided by operating activities in 2009.

At December 31, 2009, we had working capital of $1,235,560, as compared with a working capital of $538,404 at December 31, 2008, an increase of $697,156.  We had an accumulated deficit of $1,256,754 at December 31, 2009, a decrease of $329,739.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured.  Vacation travel sales transactions are billed to customers at the time of booking, however, commission revenue is not recognized in the accompanying consolidated financial statements until the customers’ travel occurs.  Advertising revenue is recognized upon distribution of the marketing publication.

After considering and weighing relevant qualitative factors regarding our status as a primary obligor, the extent of our pricing latitude of vacation travel sales transactions and in accordance with the various indicators, our vacation travel suppliers assume the majority of the business risks such as providing the service and the risk of unsold travel packages.  As such, all vacation travel sales transactions are recorded at the net amount, which is the amount charged to the customer less the amount to be paid to the supplier.  The method of net revenue presentation does not impact operating profit, net income, earnings per share or cash flows.

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

Item 8 – Financial Statements and Supplementary Data

The Company’s financial statements as of and for the years ended December 31, 2009 and 2008 (restated) are contained on pages F-2 to F-27 of this Annual Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). - Controls and Procedures

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

Based upon the required evaluation, our chief executive officer and principal financial officer concluded as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Based on management’s assessment and those criteria, management believes that the internal control over financial reporting as of December 31, 2009 was effective.

Management’s internal control report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report.

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

Item 9B - Other Information.

None.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our executive officers and directors as of December 31, 2008:

Name	Age	Position
Edward B. Rudner	59	Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board of Directors
Richard A. McKinnon	70	Director
Brian P. Froelich	63	Director
Frank Bracken	69	Director

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

Richard Anthony (Tony) McKinnon has served as a director of the Company since March 15, 2006, the effective date of the Share Exchange Agreement.  He served as Chairman of the Company from March 15, 2006 through August 2008.  With a background at senior levels in marketing and executive management, Mr. McKinnon has accumulated over thirty years of experience in the travel industry. His experiences include executive responsibilities at American Airlines, Pan American World Airways, Delta Air Lines, Wyndham Resort Hotels, USAir, American Hawaii Cruises and The Delta Queen Steamboat Company. Most recently, McKinnon developed Vacation.com, which is currently a network of approximately 6,000 travel agencies across North America. With the sale of Vacation.com to Amadeus, a leading global distribution system and technology provider serving the marketing, sales and distribution needs of the world's travel and tourism industries, Mr. McKinnon served as CEO of Amadeus' North American Operations from 2000 through 2003. In 2004, he served as a senior adviser to the Seabury Group, a consulting firm. Since 2008, he has served as President of Management Recruiters International, a world wide executive search firm. He also currently serves as a director for Tauck, Inc.  Mr. McKinnon holds a BS from the United States Military Academy and a JD from Emory University School of Law.

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

Frank Bracken has served as a director since March 15, 2006, the effective date of the Share Exchange Agreement.  From 1994 until 2006, Frank Bracken served as President of Haggar Clothing Corp. In 2006, he concluded the sale of the company to Infinity Partners and chose to retire at that time.  At the time of the sale, Haggar was a public company with revenues in excess of $500 million. Today he serves on numerous public and not-for-profit boards.  Bracken began his career at Haggar as a management trainee, and held 13 different management positions during his career, actively managing every functional area of the business including sales, marketing, product design, manufacturing and sourcing, retail, and international.  He is a Director of the University of North Texas ("UNT") Foundation, Director of the UNT Athletic Board, and Director of UNT College of Business.  In 1995 he received the "Distinguished Alumnus Award" from UNT.  Mr. Bracken is past chair of Big Brothers Big Sisters of North Texas, and recently completed a two year term as Chair of the National Board of Big Brothers Big Sisters of America.  Mr. Bracken serves as a director for Ennis Inc. (NYSE:EBF) and also serves on their compensation and audit committees.  A native of Wichita Falls, Texas, Bracken holds a Bachelors Degree in Marketing from UNT, in Denton, TX. Mr. Bracken is married and has three children and eight grandchildren.

Code of Ethics and Business Conduct

We have adopted a Code of Ethical Conduct that includes provisions relating to conflicts of interest, full, fair, accurate, timely, and understandable disclosure in reports and documents filed by us with the SEC and in public communications made by us and compliance with all applicable laws and regulations.  All officers and directors are bound by this Code of Ethical Conduct, violations of which may be reported to the Chairman of the Board of Directors.  A copy of our Code of Ethics and Business Conduct is posted on our website at www.onlinevacationcenter.com

Board Committees

The Board of Directors oversees our business and affairs and monitors the performance of management. In accordance with corporate governance principles, the Board does not involve itself in the Company's day to day operations. The directors keep themselves informed through discussions with the Chief Executive Officer, other key executives and by reading the reports and other materials that we send them and by participating in Board and committee meetings. Our directors hold office until their successors have been elected and duly qualified; unless the director resigns or by reason of death or other cause is unable to serve in the capacity of director.

The Board meets regularly during the year to review matters affecting our Company and to act on matters requiring Board approval. It also holds special meetings whenever circumstances require and may act by unanimous written consent. At December 31, 2009, the persons serving on our Board were Edward Rudner, Richard A. McKinnon, Brian Froelich and Frank Bracken.

The Board has determined that Brian Froelich, Frank Bracken and Richard A. McKinnon are independent directors as defined by the listing requirements of the American Stock Exchange ("AMEX"). We have a standing Audit Committee and Compensation Committee.  We have not established a formal nominating committee or adopted a written charter for this committee at the present time.

Audit Committee

Our Company has an Audit Committee comprised of Messrs. Froelich, chairman of the Committee and Bracken, both independent directors as determined by the rules of the American Stock Exchange.  The responsibilities and duties of the Audit Committee, as stipulated in its charter, consist of but are not limited to: (1) overseeing the financial reporting process and reviewing and discussing the audited financial statements with management; (2) discussing with our independent auditors the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended; (3) engaging and ensuring independence of our outside audit firm and (4) reviewing the effectiveness of the Company's internal controls.  The Audit Committee met three times during fiscal 2009.

Our Board has determined that Mr. Froelich qualifies as an "audit committee financial expert" within the meaning of applicable regulations of the SEC , promulgated pursuant to the Sarbanes-Oxley Act of 2002.  The Audit Committee has a written charter and current copy of such charter is available at the Company's website at www.onlinevacationcenter.com.

Compensation Committee

Our Company has a Compensation Committee comprised of Messrs. Froelich, chairman of the Committee and Bracken, both independent directors as determined by the rules of the American Stock Exchange.  The responsibilities and duties of the Compensation Committee as stipulated in its charter, consist of but are not limited to: (1) approving salaries and incentive compensation of executive officers, as well as the compensation of our Board members; (2) reviewing compensation of certain other executive management employees and (3) administering the employee stock option and benefit plans.  In light of overall general economic conditions and the stagnating impact upon wages, the Compensation Committee did not meet during fiscal 2009.  The Compensation Committee has a written charter and current copy of such charter is available at the Company's website at www.onlinevacationcenter.com.

Nominating Committee

We have not established a formal nominating committee or adopted a written charter for this committee at the present time. Currently, our Chairman performs the functions served by a nominating committee. If a current member of the Board needs to be replaced, a vacancy on the Board needs to be filled, or the size of the Board needs to increase, the Chairman considers candidates from a variety of sources. The process followed by the Chairman to identify and evaluate candidates may include (a) meetings to evaluate biographical information and background material relating to candidates, (b) requiring candidates to complete questionnaires to elicit information of the type required to be disclosed by us in reports filed with the SEC, (c) conducting background investigations by qualified independent organizations experienced in conducing criminal and civil investigatory reviews, (d) interviews of selected candidates by the

Chairman and (e) such other personal and financial reviews and analyses as the Chairman may deem appropriate in connection with the consideration of candidates.

Shareholder Nominations to the Board

We do not have a formal policy with regard to the consideration of director candidates recommended by our shareholders.  Shareholders that desire to recommend candidates for consideration by our Board of Directors should mail or deliver written recommendations to us as follows: Chairman of the Board of Directors, c/o Online Vacation Center Holdings Corp., 1801 NW 66th Avenue, Plantation, Florida 33313.  Each recommendation should include biographical information indicating the background and experience of the candidate that qualifies the candidate for consideration as a director.  Shareholders who wish to nominate a candidate for election to our Board of Directors, as opposed to recommending a potential nominee for consideration by the Chairman of the Board of Directors, are required to comply with the advance notice requirements required by applicable laws and regulations.

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

To our knowledge, based on a review of the copies of reports furnished to us, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis with the exception of Mr. McKinnon who filed one Form 4 late reporting one transaction.

Item 11 - Executive Compensation

The table below summarizes the total compensation paid or earned by Edward B. Rudner, our CEO, President and CFO for the fiscal years ended December 31, 2009 and 2008, respectively.  We did not have any other executive officers who earned more than $100,000 during fiscal 2009.  We refer to Mr. Rudner as our Named Executive Officer in other parts of this Annual Report on Form 10-K.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Stock Awards $ (1)	Option Awards $ (1)	All Other Compensation ($)	Total ($)
Edward B. Rudner, CEO, President And CFO	2009 2008	$355,403 $354,618	$ -- $ --	$ -- $ --	$ 134,409 (2) $ 96,793 (2)	$ 489,812 $ 451,411

(1) This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  No grants of our stock or options were awarded Mr. Rudner during 2009 and 2008, respectively.

(2) Represents directors fees earned in cash of $75,000 as Chairman of our Board of Directors, a country club allowance of $30,000, a car allowance of $18,000 and a life insurance benefit of $11,409 paid in 2009. Represents directors fees earned in cash of $37,500 as a director from January 1, 2008 to July 31, 2008 and as Chairman of our Board of Directors from August 1, 2008 to December 31, 2008, a country club allowance of $30,000, a car allowance of $18,000 and a life insurance benefit of $11,293 paid in 2008.

Employment Agreement

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

2005 Management and Director Equity Compensation Plan

We have reserved an aggregate of 3,500,000 shares of common stock for issuance under our 2005 Management and Director Equity Compensation Plan (the “Plan” or the “2005 Plan”) as amended which provides for the grants of stock options, restricted stock, performance-based and other equity-based incentive awards to directors, officers and key employees.  Our Board of Directors (or at their discretion a committee of our board members) administers the Plan including, without limitation, the selection of recipients of awards under the Plan, the granting of stock options, restricted share or performance shares, the determination of the terms and conditions of any such awards, the interpretation of the Plan and any other action they deem appropriate in connection with the administration of the Plan.  As of December 31, 2009, we had granted 2,402,400 options and 49,800 stock awards under the Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table provides information concerning unexercised options and stock that has not vested for each of our Named Executive Officers for the fiscal year ended December 31, 2009.  All options and stock awards were granted under our 2005 Plan.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
Edward B. Rudner	500,000 (2) 200,000 (4)	-- --	$1.27 $1.27	3-16-2011 3-16-2011	200 (3)	$180

(1) Value is based on the closing price of our common stock on December 31, 2009, which was $0.90 per share.

(2) These options were granted to Mr. Rudner in connection with his execution of an employment agreement with us on March 16, 2006.

(3) Mr. Rudner received a grant of 1,000 stock awards on March 16, 2006, which vested at the rate of 20% per year with vesting dates of 3/16/2006, 3/16/2007, 3/16/2008, 3/16/2009 and 3/16/2010.  As of December 31, 2009, 200 stock awards granted to Mr. Rudner had not vested.

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

The table below summarizes the total compensation paid by us to our directors for the fiscal year ended December 31, 2009.

Name	Fees Earned Paid in Cash	Total
Edward B. Rudner	$75,000	$75,000
Richard McKinnon	$25,000	$25,000
Brian P. Froelich	$25,000	$25,000
Frank Bracken	$25,000	$25,000
________________________________________

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table set forth certain information regarding the beneficial ownership of our common stock as of March 16, 2010 by (i) each of our directors, (ii) each Named Executive Officer, (iii) all our current directors and executive officers as a group, and (iv) each person known by us to be the beneficial owner of more than five percent (5%) of the shares outstanding of our common stock.  Unless otherwise indicated, each shareholder has sole voting and investment power with respect to the indicated shares.  Unless otherwise noted, the address of the owner is 1801 NW 66th Avenue, Plantation, FL 33313.

Name and Address	Beneficial Ownership Shares	% of Shares
Edward B. Rudner (1)	10,496,000	67.3%
Richard A. McKinnon (2)	600,000	3.9%
Brian P. Froelich (3)	335,000	2.2%
Reginald Flosse (4)	2,665,520	17.9%
Frank Bracken (5)	225,000	1.5%
All directors and executive officers as a group (four persons) (6)	11,656,000	69.8%

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

(5) Includes 200,000 shares of common stock underlying options which are exercisable.

(6) Includes 1,800,000 shares of common stock underlying options which are exercisable.

Equity Compensation Plan Information

The following table set forth information regarding securities authorized for issuance under our 2005 Plan as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,402,400	$1.39	1,047,800
Equity compensation plans not approved by security holders	--	--	--
Total	2,402,400	$1.39	1,047,800

Item 13 - Certain Relationships and Related Transactions, and Director Independence

During 2009 and 2008, there have not been nor is there currently proposed any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; or (ii) in which any director, executive officer, or shareholder owning more than 5% of our common stock, or any member of their immediate family had or will have a direct or indirect material interest.

For a description of our Board of Directors and its compliance with the independence requirements therefor as promulgated by the SEC and AMEX, see “Item 10- Directors, Executive Officers and Corporate Governance.”

Item 14 - Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Jewett, Schwartz, Wolfe & Associates ("JSWA") for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

Fee Category	Fiscal 2009	Fiscal 2008

Audit Fees	$70,500	$76,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	0	0
Total Fees	$73,000	$76,500

Audit fees consisted of fees billed for professional services rendered or the audit of the Company's consolidated financial statements included in our annual reports on Form 10-K and for the years ended December 31, 2009 and 2008, respectively, and or reviews of the consolidated financial statements included in the Company's quarterly reports on Form 10-Q during fiscal 2009 and 2008, respectively.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. JSWA and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all such professional services provided by JSWA during fiscal 2009 and 2008 respectively.

The Audit Committee has considered the nature and amount of the fees billed by JSWA, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining JSWA independence.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

Exhibit No.	Exhibit Description

2.1
Agreement for Sale and Purchase of Certain Business Assets and Assumption of Certain Business Liabilities (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2009).

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

Date: March 26, 2010

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Edward B. Rudner Edward B. Rudner	Chief Executive Officer, President, Chief Financial Officer and Director (principal executive officer and principal financial and accounting officer)	March 26, 2010

/s/ Richard A. McKinnon Richard A. McKinnon	Director	March 26, 2010

/s/ Brian P. Froelich Brian P. Froelich	Director	March 26, 2010

/s/ Frank Bracken Frank Bracken	Director	March 26, 2010

ONLINE VACATION CENTER HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Online Vacation Center Holdings Corp.

We have audited the accompanying consolidated balance sheets of Online Vacation Center Holdings Corp. as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Vacation Center Holdings Corp. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
March 11, 2010

ONLINE VACATION CENTER HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
		(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,721,658	$ 1,693,447
Accounts receivable, net	958,913	1,198,768
Deposits and prepaid items	1,107,018	701,317
Deferred tax asset, net	33,442	27,672
Current assets available for sale	-	69,024
Total Current Assets	4,821,031	3,690,228

Restricted cash	48,000	63,000
Property and equipment, net	132,277	137,897
Intangible assets, net	1,076,315	923,493
Goodwill	395,542	395,181
Other assets	31,281	58,306
Long lived assets available for sale	-	1,498,182
Total Assets	$ 6,504,446	$ 6,766,287
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 2,223,363	$ 977,025
Deferred revenue	1,345,687	1,976,564
Notes payable and capital lease obligations, current portion	16,421	120,287
Current liabilities available for sale	-	77,948
Total Current Liabilities	3,585,471	3,151,824

Notes payable and capital lease obligations	19,415	131,609

Deferred tax liability	195,597	16,113

Non current liabilities available for sale	-	59,348

Total Liabilities	3,800,483	3,358,894

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding	-	-
Common stock, 80,000,000 shares authorized at
$.0001 par value; 15,000,478 and 17,252,777 shares
issued and outstanding	1,500	1,725
Additional paid-in capital	3,959,217	5,017,789
Accumulated deficit	(1,256,754)	(1,586,493)
Treasury stock at cost; 0 and 44,300 shares	-	(25,628)
Total Stockholders' Equity	2,703,963	3,407,393

Total Liabilities and Stockholders' Equity	$ 6,504,446	$ 6,766,287

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008
		(Restated)
NET REVENUES	$9,573,153	$8,963,825

OPERATING EXPENSES:
Selling and marketing	2,442,895	2,412,399
General and administrative	4,617,471	5,073,243
Depreciation and amortization	472,272	359,771

OPERATING INCOME	2,040,515	1,118,412

Interest income (expense), net	6,173	(24,355)

Income from continuing operations before
provision for income taxes	2,046,688	1,094,057

Provision for income taxes	767,654	503,888

Income from continuing operations	1,279,034	590,169

DISCONTINUED OPERATIONS:

(Loss) from discontinued operations, net of tax	(949,295)	(776,515)

NET INCOME (LOSS)	$329,739	$(186,346)

EARNINGS PER SHARE - Basic
Income from continuing operations	$0.08	$0.03
(Loss) from discontinued operations	$(0.06)	$(0.04)
Net Income (Loss)	$0.02	$(0.01)

Weighted average shares outstanding - Basic	16,387,351	17,562,316

EARNINGS PER SHARE - Diluted
Income from continuing operations	$0.08	$0.03
(Loss) from discontinued operations	$(0.06)	$(0.04)
Net Income (Loss)	$0.02	$(0.01)

Weighted average shares outstanding - Diluted	16,387,351	17,562,316

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008
		(Restated)
Cash flows from continuing operating activities:
Net income (loss)	$ 329,739	$ (186,346)
Loss from discontinued operations, net of tax	949,295	776,515
Income from continuing operations	1,279,034	590,169
Adjustments to reconcile to net cash inflow from operating activities:
Depreciation and amortization	472,272	359,771
Stock based compensation expense	73,654	170,771
Imputed interest expense- net	3,287	22,281
Deferred income tax expense	173,676	488,981
(Increase) Decrease in accounts receivable	239,855	(178,876)
(Increase) Decrease in deposits and prepaid items	(404,006)	48,892
Increase in accounts payable and accrued liabilities	1,246,338	72,397
(Decrease) in deferred revenue	(630,877)	(361,294)
Net cash provided by operating activities	2,453,233	1,213,092

Cash flows from continuing investing activites:
Capital expenditures	(112,518)	(71,546)
(Increase) in intangible assets	(506,956)	(417,421)
Decrease in restricted cash	15,000	288,243
(Increase) Decrease in receivable upon disposition of discontinued operation	30,000	(93,925)
Cash used in investing activities	(574,474)	(294,649)

Cash flows from continuing financing activites:
Purchase of treausry stock under approved purchase plan	(91,473)	(25,628)
Purchase of treasury stock	(994,850)	-
Payments under capital lease obligations	(24,115)	(5,059)
Repayment of notes payable	(100,000)	(427,720)
Cash used in financing activities	(1,210,438)	(458,407)

Discontinued Operations
Cash provided by operating activities	359,890	44,369
Cash provided by discontinued operations	359,890	44,369

Increase in cash during the period	1,028,211	504,405

Cash at the beginning of the period	1,693,447	1,189,042

Cash at the end of the period	$ 2,721,658	$ 1,693,447

Supplemental information:
Cash paid for interest	$ 2,066	$ 26,324
Cash paid for taxes	$ 266,700	$ 17,889
Capital lease obligation additions	$ -	$ (62,942)
Common stock received in conjunction with disposition of
discontinued operation	$ 20,500	$ 725,000
Retirement of treasury stock	$ 1,132,451	$ -

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VACATION CONLINE ENTER HOLDINGS CORP.
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2009

	Common Stock		Additional
			paid-in	Accumulated	Treasury
	Shares	Amount	capital	Deficit	Stock	Total
Balance at December 31, 2007	18,492,977	$ 1,849	$ 5,571,894	$ (1,400,147)	$ -	$ 4,173,596

Issuance of restricted shares under
compensation plan	9,800	1	16,249			16,250
Stock based compensation expense			154,521			154,521
Disposition of Phoenix International
Publishing LLC	(1,250,000)	(125)	(724,875)			(725,000)
Acqusition of treasury stock at cost					(25,628)	(25,628)
Net income for the year ended
December 31, 2008				(186,346)		(186,346)
Balance at December 31, 2008	17,252,777	$ 1,725	$ 5,017,789	$ (1,586,493)	$ (25,628)	$ 3,407,393

Issuance of restricted shares under
compensation plan	9,000	1	15,569	-	-	15,570
Stock based compensation expense	-	-	58,084	-	-	58,084
Acqusition of treasury stock at cost	-	-	-	-	(1,086,323)	(1,086,323)
Acquisition of common stock in
exchange of assets sold					(20,500)	(20,500)
Retirement of treasury stock	(2,261,299)	(226)	(1,132,225)	-	1,132,451	-
Net income for the quarter ended
December 31, 2009				329,739		329,739
Balance at December 31, 2009	15,000,478	$ 1,500	$ 3,959,217	$ (1,256,754)	$ -	$ 2,703,963

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

The Company provides vacation travel and marketing services through its wholly owned subsidiaries.  Its portfolio of travel companies include:

Online Vacation Center, Inc. ("Online Vacation Center"), a full service vacation seller focused on serving the affluent retiree market. Historically, this subsidiary has been the Company’s core business, accounting for the majority of revenue and net income through the sale of high margin cruise packages, and

Dunhill Vacations, Inc. ("Dunhill"), the publisher of three travel newsletters, "Top Travel Values", "Spotlight", and "TRAVELFLASH"

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the seller's price to the buyer is fixed or determinable, and collectability is reasonably assured.  Vacation travel sales transactions are billed to customers at the time of booking; however, commission revenue is not recognized in the accompanying consolidated financial statements until the customers’ travel occurs.  Advertising revenue is recognized upon distribution of the marketing publication.

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After considering and weighing relevant qualitative factors regarding the Company’s status as a primary obligor, the extent of the pricing latitude of the Company’s vacation travel sales transactions and in accordance with the various indicators, the Company’s vacation travel suppliers assume the majority of the business risks such as providing the service and the risk of unsold travel packages.  As such, all vacation travel sales transactions are recorded at the net amount, which is the amount charged to the customer less the amount to be paid to the supplier.  The method of net revenue presentation does not impact operating profit, net income, earnings per share or cash flows.

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

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and bank certificates of deposit.  These accounts are maintained with financial institutions insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 for interest bearing accounts and to the account balance for non-interest bearing accounts in accordance with the FDIC’s Transaction Guarantee Program.  At December 31, 2009, the balances at various financial institutions over the FDIC insured limit relating to cash and cash equivalents and restricted cash were approximately $719.  The Company believes these balances are not at risk as they are held by sound financial institutions.

Marketing Costs

Substantially all marketing costs are charged to expense as incurred and principally represent production, printing, direct mail costs, and online advertising. Marketing expense for the years ended December 31, 2009 and 2008 approximated $887,553 and $1,094,302 respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2009, highly liquid investments, as defined, totaled approximately $95,000.  Cash and cash equivalents included cash in the bank, cash on hand and highly liquid investments.

Accounts Receivable

Travel suppliers generally pay commissions between 60 days before to 90 days after travel has commenced, overrides in the first quarter following the period earned, and marketing and advertising invoices between 30 days to 90 days after invoice date.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the specific supplier’s current ability to pay its obligation to the Company and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are recognized as revenue in the period received.  At December 31, 2009 and 2008, the allowance for doubtful accounts was $30,067 and $30,202, respectively.

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Cash which is restricted as to withdrawal is considered a noncurrent asset.  Restricted cash consists of collateral for four letters of credit and a reserve for credit card processing.  Certificates of deposit of $48,000 are collateral for outstanding letters of credit due to expire in 2010. The letters of credit are required by industry and state regulations and will be renewed.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the fair value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method.  Goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Goodwill and intangibles with indefinite useful lives are no longer amortized.  The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred.  If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. The fair value of indefinite-lived purchased intangible assets is estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

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

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. At December 31, 2009 and 2008, respectively, there were no material items to be included in accumulated other comprehensive income.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vested resulting in the issuance of common stock or the conversion of notes into shares of common stock that could share in the earnings of the Company. This calculation is not done for periods in a loss position as this would be antidilutive.

Stock-Based Compensation

Compensation costs related to share-based payment transactions are recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to shareholders.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 3 - RESTATEMENTS AND REVISIONS

The Company’s consolidated balance sheet, statement of operations, statement of cash flows and statement of stockholders equity for the fiscal year ended December 31, 2008 (“consolidated financial statements for fiscal 2008”) have been restated in response to comments received by the Company from the SEC.  The issue raised by the SEC in its comment letter related to the accounting for the disposition of Phoenix International Publishing LLC ("Phoenix").  As a result of these comments, the Company’s management and the Audit Committee of its Board of Directors decided to change the accounting treatment for the disposition of Phoenix in the Company’s consolidated financial statements for fiscal 2008 so that the methodology utilized in determining the fair value of Phoenix as well as the Company’s common stock at disposition was consistent with the methodology utilized in determining the fair value of the Company’s common stock at the time of Phoenix’s acquisition by the Company.

In addition, the Company revised the accounting treatment for the conversion feature associated with the convertible debt issued in conjunction with the acquisitions of Thoroughbred Travel LLC and La Fern Inc. (“Notes”) in 2006.  Value was assigned to the conversion feature of the Notes which resulted in an increase in goodwill and additional paid-in capital whereas no conversion feature value should have been assigned to the Notes.  The January 1, 2008 balance of additional paid in capital has been revised to reflect this matter.

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

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on the consolidated balance sheet as of December 31, 2008 giving effect to the liquidation of La Fern Inc. as of September 30, 2009 and the sale of assets of La Tours and Cruises Inc. and Thoroughbred Travel LLC, as more fully described in Note 4 below, are summarized in the following table:

CONSOLIDATED BALANCE SHEET

	December 31, 2008
	As Originally Reported	Adjustments	As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,693,447	$ --	$ 1,693,447
Accounts receivable, net	1,198,768	--	1,198,768
Deposits and prepaid items	701,317	--	701,317
Deferred tax asset, net	27,672	--	27,672
Current assets available for sale	69,024		69,024
Total Current Assets	3,690,228	--	3,690,228
Restricted cash	63,000	--	63,000
Property and equipment, net	137,897	--	137,897
Intangible assets, net	923,493	--	923,493
Goodwill	395,181		395,181
Other assets	58,306	--	58,306
Long term assets available for sale	1,554,606	(56,424)	1,498,182
Total Assets	$ 6,822,711	$ (56,424)	$ 6,766,287

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 977,025	$ --	$ 977,025
Deferred revenue	1,976,564	--	1,976,564
Notes payable and capital lease obligations, current portion	120,287	--	120,287
Current liabilities available for sale	77,948	--	77,948
Total Current Liabilities	3,151,824	--	3,151,824
Notes payable and capital lease obligations	131,609	--	131,609
Deferred tax liability	16,113	--	16,113
Non current liabilities available for sale	59,348	--	59,348
TOTAL LIABILITIES	3,358,894		3,358,894

STOCKHOLDERS' EQUITY
Preferred stock	--	--	--
Common stock	1,725	--	1,725
Additional paid-in capital	4,392,963	624,826	5,017,789
Accumulated deficit	(905,243)	(681,250)	(1,586,493)
Treasury stock	(25,628)	--	(25,628)
TOTAL STOCKHOLDERS’ EQUITY	3,463,817	(56,424)	3,407,393
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,822,711	$ (56,424)	$ 6,766,287

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement on the consolidated statement of operations for the year ended December 31, 2008 giving effect to the liquidation of La Fern Inc. as of September 30, 2009 and the sale of assets of La Tours and Cruises Inc. and Thoroughbred Travel LLC are summarized in the following table:

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2008
	As Originally Reported	Adjustment	As Restated
Income from continuing operations	$ 590,169	$ --	$ 590,169
Loss from discontinued operations, net of tax	(95,265)	(681,250)	(776,515)
Net income/(loss)	$ 494,904	$ (681,250)	$ (186,346)

Earnings/(Loss) per share – basic and diluted
Income from continuing operations	$ 0.03	$ --	$ 0.03
Loss from discontinued operations	(0.01)	(0.04)	(0.04)
Net income/(loss)	$ 0.03	$ (0.04)	$ (0.01)

NOTE 4 – DISPOSITIONS

2009 Dispositions and Dissolution

Effective September 30, 2009, the Board of Directors of the Company granted the Company the authority to sell Thoroughbred Travel, LLC dba Journeys Unlimited LLC (“Journeys”) and La Tours and Cruises, Inc. dba West University Travel (“West U”).  Journeys was acquired in September 2006 and West U was acquired in January 2007. The Board of Directors also granted the Company the authority to dissolve La Fern, Inc. dba Leisure Link International (“La Fern”). La Fern was acquired in October 2006.

On October 19, 2009, the Company entered into a definitive agreement (the “Sales Agreement”) to sell the assets and liabilities arising from customer travel after November 2, 2009 of West U and Journeys to West University Travel LLC, a Texas limited liability company (“West University”). The principal members of West University are Ray Schutter, President of West U and Journeys, and Cecilia Schutter.  The Company acquired West U from Ray and Cecilia Schutter in January 2007 in exchange for $550,000 in cash, which was payable in installments, and 50,000 restricted shares of the Company's common stock. Pursuant to the Sales Agreement, Mr. and Mrs. Schutter returned 50,000 restricted shares of the Company's common stock and forgave the Company's $100,000 note issued to the Schutters in conjunction with the Company's acquisition of West U.  Additionally, Mr. Schutter resigned as President of West U and Journeys and the Company retired the 50,000 shares of its common stock.

As a result of the above events, the Company reviewed the carrying value of all intangibles and goodwill attributable to La Fern, West U and Journeys for impairment. An intangible impairment loss of $103,923 and a goodwill impairment loss of $1,170,191 were recorded as of September 30, 2009. The fair value of the tested intangibles and the related subsidiaries was based on the estimated Level 2 proceeds to be derived from the sale of assets and liabilities of West U and Journeys and the estimated Level 3 residual value upon dissolution of La Fern.  No gains or losses were recorded  in the fourth quarter of 2009 in conjunction with the sale of assets and liabilities of West U and Journeys arising from customer travel after November 2, 2009 and the dissolution of La Fern.

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2008 Disposition

In November 2007, the Company’s Board of Directors granted the Company the authority to sell Phoenix International Publishing LLC (“Phoenix”), a publisher of consumer magazines and guides about travel to the U.S. and Canada.  On March 31, 2008, the Company completed the sale of Phoenix to Simon Todd (“Mr. Todd”), pursuant to the terms of an acquisition agreement (“Acquisition Agreement”), dated March 31, 2008, by and among the Company, Phoenix, and Mr. Todd.  Pursuant to the Acquisition Agreement, the Company received 1,250,000 shares of the Company’s common stock from Mr. Todd at closing. The Acquisition Agreement provides for, among other matters, contingent consideration from Mr. Todd in the event that certain thresholds of profitability, as defined, are attained within three years from the date of disposition or sale of Phoenix by Mr. Todd to a third party for an amount in excess of a defined amount for a period of three years from March 31, 2008.  The amount of contingent consideration, if any, can not be determined as the likelihood of such future events giving rise to such contingent consideration can not be ascertained nor the effects estimated.  To date, no contingent consideration has been paid.  Upon execution of the Acquisition Agreement, Mr. Todd resigned as Vice President of the Company. Prior to the acquisition of Phoenix by the Company, Mr. Todd was the owner, sole member, and President of Phoenix. The Company acquired Phoenix from Mr. Todd on August 31, 2006 for 1,450,000 shares of the Company’s common stock.

For tax purposes, the transaction was treated as split-off with no resulting tax consequences.  The Company retired the 1,250,000 shares of its common stock received as of March 31, 2008.

The results of operations and cash flows of Phoenix, La Fern, West U and Journeys have been removed from the results of continuing operations in 2008 and 2009 and have been accounted for as discontinued operations.

	For the Year Ended December 31,
	2009	2008 (Restated)
Revenues	$ 410,165	$936,082
Loss before income taxes	$ (215,589)	$ (24,604)
Loss on sale of Phoenix	--	(739,632)
Impairment charges	(1,274,114)	--
Income tax (benefit)	(540,408)	12,279
Loss from discontinued operations	$ (949,295)	$ (776,515)

The assets and liabilities of discontinued business have been reclassified and are segregated in the consolidated balance sheet of December 31, 2008 as summarized as follows:

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008
Accounts receivable	$ 37,341
Deposits and prepaid items	36,183
Total current assets held for sale	$ 69,024

Property and equipment, net	$ 2,388
Intangible assets, net	193,120
Goodwill	1,302,674
Total long lived assets held for sale	$ 1,498,182

Accounts payable and accrued liabilities	$ 64,583
Deferred revenue	13,365
Total current liabilities available for sale	$ 77,948

Non current deferred income taxes payable	$ 59,348
Non current liabilities available for sale	$ 59,348

In conjunction with the Acquisition Agreement, Phoenix is obligated to pay its pre-disposition intercompany debt balance to the Company of $100,000 in forty consecutive monthly payments of $2,500 commencing on October 1, 2008.  The series of forty monthly payments of $2,500 has been discounted, using the Company’s estimated incremental borrowing rate of 6.5% and the aggregate related unamortized net imputed interest of $8,885 has been offset against the face value of the receivable and a corresponding interest expense recorded.  The current portion of this receivable from Phoenix, as of December 31, 2009 and December 31, 2008, $27,005 and $25,310, has been classified as deposits and prepaid items and the remaining balance of $31,281 and $58,306 as other assets as of December 31, 2009 and December 31, 2008, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2009	2008
Prepaid expenses	$ 969,468	$ 303,150
Refundable deposits with suppliers	137,550	398,167
Prepaid expenses and other current assets	$ 1,107,018	$ 701,317

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,	December 31,
	2009	2008
Office equipment	$ 487,335	$ 388,676
Furniture & fixtures	59,952	55,723
Leasehold improvements	67,368	67,368
	614,655	511,767
Less: Accumulated depreciation	(482,378)	(373,870)
Property and equipment, net	$ 132,277	$ 137,897

Depreciation expense for the years ended December 31, 2009 and 2008 was $118,138 and $119,938, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

Intangible assets are capitalized at their respective fair values and are amortized at their estimated useful lives ranging from four to fifteen years.

The Company conducted its annual tests for impairment during the fourth quarters of 2009 and 2008 respectively.  The results of the impairment tests indicated that the intangibles were not impaired.

Intangible assets consist of the following:

	December 31,	December 31,
	2009	2008
Trade names Customer lists and relationships	$ 186,322 1,601,329	$ 186,040 1,094,655
	1,787,651	1,280,695
Less: Accumulated amortization	(711,336)	(357,202)
Intangible assets, net	$ 1,076,315	$ 923,493

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the years ended December 31, 2009 and 2008 was $354,134 and $239,833, respectively.  The estimated aggregate amortization expense for the next five years and thereafter is as follows:

Year	Estimated Annual Amortization Expense
2010	$ 362,824
2011	292,645
2012	178,556
2013	93,425
2014 and thereafter	148,865

NOTE 8 – GOODWILL

The Company recorded goodwill at fair value in conjunction with its acquisition of Dunhill Vacations, Inc. and assets of Smart Traveler LLC in 2007.  During the fourth quarters of 2009 and 2008, the Company tested the carrying value of goodwill for impairment. The results of the tests indicated that the carrying value of the goodwill was not impaired.

Changes to the carrying amounts of consolidated goodwill are as follows:

(Restated)
Balance at December 31, 2007 and 2008	$ 395,181
Acquisitions	-
Adjustments	361
Balance at December 31, 2008 and 2009	$ 395,542

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31, 2009	December 31, 2008
Accounts payable	$ 1,687,448	$ 499,006
Accrued compensation	374,552	351,128
Accrued professional fees	94,132	102,932
Other accrued expenses	67,231	23,959
Total	$ 2,233,363	$ 977,025

NOTE 10 – DEFERRED REVENUES

Deferred revenue consists of sales commission received from vacation travel suppliers net of cancellations, administrative fees received from passengers in advance of passenger travel dates and amounts invoiced for publishing advertising to be contained in the future publications. The advance sales commission, administrative fees and publishing advertising revenue is considered unearned revenue and recorded as deferred revenue in the accompanying consolidated balance sheets. Deferred revenue is recognized on the accompanying consolidated financial statements when the passenger travel occurs or the publication is distributed.  At December 31, 2009 and December 31, 2008, deferred revenues were $1,345,687 and $1,976,564, respectively.

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

The Notes Payable and Capital Lease Obligations consist of the following:

	December 31, 2009	December 31, 2008
Note – La Tours and Cruises, Inc.	$ -	$ 200,000
Capital Lease Obligations	35,836	57,885
	35,836	257,885
Less: Unamortized discount	-	5,989
Less: Current portion	16,421	120,287
	$ 19,415	$ 131,609

In conjunction with its acquisition of La Tours, the Company agreed to pay $300,000 to the former owners of La Tours in three $100,000 annual installments, subject to adjustment as defined by the Acquisition Agreement, commencing on January 2, 2008.  As discussed in Note 4, the remaining unpaid note of $100,000 was forgiven by the holders in conjunction with the Sales Agreement.

In October 2008, the Company entered into a 36 month lease agreement for a new telephone system at a cost of $62,944 requiring monthly payments of $1,855 and is responsible for all executory costs as defined by the agreement.  At the conclusion of the lease, the Company may purchase the system at a bargain purchase price.  As of December 31, 2009, the cost of the system, net of accumulated depreciation of $24,478 was $38,466.  The present value of future minimum lease payments under capital leases as of December 31, 2009 consists of the following:

Year Ending December 31,:
2010	$ 22,260
2011	14,840
Total minimum lease payments	37,100
Less: amounts representing interest	1,264
Present value of minimum lease payments	$ 35,836

Interest expense for the years ended December 31, 2009 and 2008 respectively was $7,957 and $40,970 respectively.

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

The provision for income taxes from continued operations for the years ended December 31, 2009 and 2008 consist of the following:

	December 31,
	2009	2008
Current: Federal State	$ 509,776 84,202	$ 13,546 1,361
	593,978	14,907
Deferred:
Federal	$ 148,913	$ 443,664
State	24,763	45,317
	173,676	488,981
Provision for income taxes, net	$ 767,654	$ 503,888

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2009	2008

Statutory federal income tax rate	35.0%	35.0%
State income taxes Tax effect of non-deductible items Other	3.6 1.8 (2.8)	3.6 6.5 1.0
Effective tax rate	37.5%	46.1%

The effective tax rate exceeded the statutory in 2009 and 2008 primarily as a result of $57,276 in 2009 and $119,613 in 2008 of incentive stock option expense which was non deductible item for tax purposes.  Other includes tax rate differentials and the true-up of permanent tax differences from prior periods.

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2009	December 31, 2008

Net operating loss carry- forwards and AMT tax credit	$ 7,763	$ 36,906
Depreciation and amortization	(302,828)	(152,176)
Accruals and other	132,910	126,829

Deferred income tax asset (liability)	$ (162,155)	$ 11,559

The net deferred tax assets and liabilities are comprised of the following:

	December 31, 2009	December 31, 2008

Current	$ 33,442	$ 27,672
Non-current	(195,597)	(16,113)

Net deferred income tax asset (liability)	$(162,155)	$ 11,559

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of December 31, 2009 and December 31, 2008, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2009	2008
Numerator:
Continuing operations:
Income from continuing operations	$ 1,279,034	$ 590,169

Discontinued operations
(Loss) from discontinued operations	(949,295)	(776,515)
Net income (loss)	$ 329,739	$ (186,346)

Denominator:
Weighted average number of shares outstanding – basic and diluted	16,387,351	17,562,316

EPS:
Basic:
Continuing operations	$ 0.08	$ 0.03
Discontinued operations	(0.06)	(0.04)
Net income/(loss)	$ 0.02	$ (0.01)

Diluted
Continuing operations	$ 0.08	$ 0.03
Discontinued operations	(0.06)	(0.04)
Net income/(loss)	$ 0.02	$ (0.01)

NOTE 14 – TREASURY STOCK

On August 1, 2008, the Company announced that its Board of Directors had approved a program to repurchase of up to $200,000 of the our common stock which would be funded from available working capital and subject to the rules and regulations of the SEC and other applicable legal requirements. The plan does not require us to acquire a specific number of shares and may be suspended from time to time or discontinued. As initially adopted, the program did not extend beyond June 30, 2009.  On March 2, 2009 the Company announced that its Board of Directors authorized the repurchase of an additional $150,000 of our common stock to be funded from available working capital and subsequently extended the program until December 31, 2010.  As of December 31, 2009 and for the year then ended, the Company had repurchased 223,609 and 179,309 shares of its common stock at an aggregate cost of $117,101 and $91,473 respectively under the program.

Additionally, the Company entered into agreements and purchased 1,987,690 restricted shares of its common stock at an aggregate cost of $994,850 from various shareholders of the Company during 2009.

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008, the Company held 44,300 shares of its common stock in its treasury at an aggregate cost of $25,628.  No treasury stock was held by the Company as of December 31, 2009.

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

On March 26, 2008, the Company granted 232,400 stock options to key employees under the Plan.  All options have a five year life and an exercise price $1.27.  No stock options were granted in 2009.

A summary of the activity in the Company’s Plan for the period of January 1, 2008 through December 31, 2009 is presented below.

	Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2008	2,215,000	$ 1.41
Granted	232,400	1.27
Canceled/Forfeited	-	0.00
Exercised	-	0.00
Options outstanding at December 31, 2008	2,447,400	$ 1.39
Granted	-	0.00
Canceled/Forfeited	(45,000)	1.46
Exercised	-	0.00
Options outstanding at December 31, 2009	2,402,400	$ 1.39

Compensation cost recognized for the years ended December 31, 2009 and 2008 was $58,084 and $154,521, respectively.

As of December 31, 2009 there was approximately $1,100 of total stock-based compensation expense not yet recognized relating to non-vested awards granted under the Plan. This expense is net of estimated forfeitures and is expected to be recognized over a weighted-average period of approximately eleven months. The number of non-exercisable shares was 192,400 shares of common stock at December 31, 2009. At December 31, 2009, 2,210,000 shares of common stock were exercisable at a weighted average price of $1.40 per share.

For the years ended December 31, 2009 and 2008, 9,000 and 9,800 restricted shares, respectively, were granted to employees and directors under the Plan.  Compensation expense related to the grant of restricted shares for the years ended December 31, 2009 and 2008 was $15,570 and $16,250, respectively.

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - COMMITMENTS AND CONTIGENCIES

Lease Commitments

Online Vacation Center Holdings Corp. has entered into a lease for approximately 10,000 square feet of corporate office space in Plantation, Florida. Total monthly lease payments, which include a proportionate share of building operating expenses, are $21,720 through June 2011; the termination date of the lease.  Additionally, the rent expense for the years ended December 31, 2009 and 2008 was $278,887 and $221,453, respectively.

Executive Employment Agreements

On March 16, 2006, the Company entered into an executive employment agreement with its President and Chief Executive Officer.  The Company paid an initial annual base salary of $300,000, payable bi-weekly. The base salary is subject to annual automatic incremental increases of the greater of the percentage increase in the consumer price index or 6% of the previous year's base salary. In addition, the Company issued incentive stock options to purchase 300,000 shares of common stock and nonqualified stock options to purchase 200,000 shares of common stock which are exercisable at 150% of the fair market value of the Company's common stock as of the effective date of the share exchange ($1.27). All of the nonqualified stock options and incentive stock options to purchase 100,000 shares vested immediately. Incentive stock options to purchase 100,000 shares of common stock vested on March 15, 2007 and the remaining 100,000 incentive stock options vested on March 15, 2008. All of the options were issued under the 2005 Management and Director Equity Incentive and Compensation Plan.

Other Contract Obligations

During the course of business, the Company has entered into contracts for information technology services, internet, telephone and other related expenses.

At December 31, 2009, the Company had the following future minimum obligations for rental lease commitments, employment agreements and other contractual obligations as follows:

Year	Amount

2010	$ 929,173
2011	635,441
2012	467,534
2012 and thereafter	-
$ 2,032,148

Benefit Plan

The Company participates in a multi-employer 401 (k) Plan managed by a professional employer organization the Company retains for administering payroll and employee benefits programs. Contributions to the Plan are at the discretion of the Company’s board of directors. No contributions were approved during the years ended December 31, 2009 and 2008, respectively.

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Regulatory Matters

The Company believes it is in material compliance with all federal regulatory requirements, including the CAN-SPAM Act of 2003 which regulates commercial electronic mail on a nationwide basis. The Company adheres to the law by properly representing the nature of its commercial email messages, not tampering with source and transmission information and obtaining email addresses through lawful means.

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Select quarterly financial information is presented in the tables below for the quarterly periods of 2009 and 2008, after giving effect to the sale of certain assets of Journeys and West U as of November 2, 2009, the dissolution of La Fern as of September 30, 2009, and the disposition of Phoenix as of March 31, 2008, respectively:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
For the year ended December 31, 2009:
Continuing operations
Net revenues	$ 2,737,219	$ 2,213,238	$ 1,571,884	$ 3,050,812
Operating income/(loss)	$ 932,941	$ 338,365	$ (134,664)	$ 903,873
Income/(loss) from continuing operations	$ 562,436	$ 200,524	$ (132,216)	$ 648,290
(Loss) from discontinued operations	(32,208)	(32,084)	(873,343)	(11,660)
Net earnings/(loss)	$ 530,228	$ 168,440	$ (1,005,559)	$ 636,630

Earnings/(loss) per share-basic:
Income/(loss) from continuing operations	$ 0.03	$ 0.01	$ (0.01)	$ 0.04
(Loss) from discontinued operations	0.00	0.00	(0.05)	0.00
Net earnings/(loss)	$ 0.03	$ 0.01	$ (0.06)	$ 0.04

Earnings/(loss) per share-diluted:
Income/(loss) from continuing operations	$ 0.03	$ 0.01	$ (0.01)	$ 0.04
(Loss) from discontinued operations	0.00	0.00	(0.05)	0.00
Net earnings/(loss)	$ 0.03	$ 0.01	$ (0.06)	$ 0.04

ONLINE VACATION CENTER HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2008:	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(Restated)
Continuing operations
Net revenues	$ 2,066,294	$ 2,444,056	$ 1,719,008	$ 2,734,467
Operating income/(loss)	$ (272,934)	$ 360,142	$ 34,388	$ 996,816
Income/(loss) from continuing operations	$ (188,930)	$ 205,006	$ 17,885	$ 556,208
Income/(loss) from discontinued operations	(800,524)	6,875	23,985	(6,851)
Net earnings/(loss)	$ (977,931)	$ 211,881	$ 41,870	$ 537,834

Earnings/(loss) per share-basic:
Income/(loss) from continuing operations	$ (0.01)	$ 0.01	$ 0.00	$ 0.03
Income/(loss) from discontinued operations	(0.04)	0.00	0.00	0.00
Net earnings/(loss)	$ (0.05)	$ 0.01	$ 0.00	$ 0.03

Earnings/(loss) per share-diluted:
Income/(loss) from continuing operations	$ (0.01)	$ 0.01	$ 0.00	$ 0.03
Income/(loss) from discontinued operations	(0.04)	0.00	0.00	0.00
Net earnings/(loss)	$ (0.05)	$ 0.01	$ 0.00	$ 0.03