Form 10-Q
period 2010-03-31
ONLINE VACATION CENTER HOLDINGS CORP
filed 2010-05-10
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or
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
Yes  ☒      No  ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                                                                                                       Accelerated filer  ☐
Non-accelerated filer    ☐   (Do not check if a smaller reporting company)                Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐ Yes        ☒ No

At May 10, 2010, the number of shares outstanding of the registrant's common stock, $0.0001 par value was 14,890,178.

		PAGE
Part I.	Financial Information
Item 1	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11
Item 4T.	Controls and Procedures	15
Part II	Other Information
Item 1	Legal Proceedings	16
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3	Default upon Senior Notes	17
Item 4	Removed and Reserved	17
Item 5	Other Information	17
Item 6	Exhibits	17
Exhibit 31.1 – Certification
Exhibit 31.2 – Certification
Exhibit 32.1 – Certification

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,872,780	$ 2,721,658
Accounts receivable, net	677,540	958,913
Deposits and prepaid items	972,314	1,107,018
Deferred tax asset, net	50,253	33,442
Total Current Assets	4,572,887	4,821,031

Restricted cash	48,000	48,000
Property and equipment, net	132,821	132,277
Intangible assets, net	1,156,007	1,076,315
Goodwill	395,542	395,542
Other assets	24,271	31,281
Total Assets	$ 6,329,528	$ 6,504,446

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,520,405	$ 2,223,363
Deferred revenue	1,560,609	1,345,687
Capital lease obligations, current portion	19,609	16,421
Total Current Liabilities	3,100,623	3,585,471

Capital lease obligations	11,002	19,415

Deferred tax liability	240,144	195,597

Total Liabilities	3,351,769	3,800,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding	-	-
Common stock, 80,000,000 shares authorized at
$.0001 par value; 14,890,178 and 15,000,478 shares
issued and outstanding	1,489	1,500
Additional paid-in capital	3,914,211	3,959,217
Accumulated deficit	(937,941)	(1,256,754)
Total Stockholders' Equity	2,977,759	2,703,963

Total Liabilities and Stockholders' Equity	$ 6,329,528	$ 6,504,446

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended March 31,
	2010	2009

NET REVENUES	$ 2,628,425	$ 2,737,219

OPERATING EXPENSES:
Selling and marketing	695,920	578,055
General and administrative	1,266,547	1,119,199
Depreciation and amortization	140,107	107,024

OPERATING INCOME	525,850	932,941

Interest income, net	1,518	1,876

Income from continuing operations before provision
for income taxes	527,368	934,817

Provision for income taxes	208,555	372,381

Income from continuing operations	318,813	562,436

DISCONTINUED OPERATIONS:

Loss from discontinued operations, net of tax benefit	-	(32,208)

NET INCOME	$ 318,813	$ 530,228

EARNINGS PER SHARE - Basic
Income from continuing operations	$ 0.02	$ 0.03
(Loss) from discontinued operations	$ -	$ (0.00)
Net income	$ 0.02	$ 0.03

Weighted average shares outstanding - Basic	14,958,801	17,257,406

EARNINGS PER SHARE - Diluted
Income from continuing operations	$ 0.02	$ 0.03
(Loss) from discontinued operations	$ -	$ (0.00)
Net income	$ 0.02	$ 0.03

Weighted average shares outstanding - Diluted	14,958,801	17,257,406

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009

Cash flows from continuing operating activities:
Net income	$ 318,814	$ 530,228
Loss from discontinued operations, net of tax	-	$ 32,208
Loss from continuing operations	318,814	562,436
Adjustments to reconcile to net cash inflow from operating activities:
Depreciation and amortization	140,107	107,024
Stock based compensation expense	16,323	33,929
Imputed interest expense- net	(593)	883
Deferred income tax expense	27,736	40,675
Decrease in accounts receivable	281,373	338,595
Decrease in deposits and prepaid items	135,148	252,555
Increase (Decrease) in accounts payable and accrued liabilities	(702,959)	139,474
Increase (Decrease) in deferred revenue	214,922	(601,531)
Net cash provided by operating activities	430,870	874,040

Cash flows from continuing investing activites:
Capital expenditures	(27,807)	(20,905)
(Increase) in intangible assets	(192,536)	(111,609)
Decrease in receivable upon disposition of discontinued operation	7,500	7,500
Cash used in investing activities	(212,843)	(125,014)

Cash flows from continuing financing activites:
Purchase of treausry stock under approved purchase plan	-	(40,468)
Purchase of treasury stock	(61,340)	(126,005)
Payments under capital lease obligations	(5,565)	(7,420)
Repayment of notes payable	-	(100,000)
Cash used in financing activities	(66,905)	(273,893)

Discontinued Operations
Cash used in operating activities		(30,829)
Cash used discontinued operations	-	(30,829)

Increase in cash during the period	151,122	444,304

Cash at the beginning of the period	2,721,658	1,693,447

Cash at the end of the period	$ 2,872,780	$ 2,137,751

Supplemental information:
Cash paid for interest	$ 340	$ 737
Refund of taxes	$ (114)	$ 10,747
Retirement of treasury stock	$ 61,340	$ -

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Online Vacation Center Holdings Corp., (the “Company”), and the notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009, and filed with the Securities and Exchange Commission on March 29, 2010 (the “2009 Annual Report”). The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring items) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

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

2. DISPOSITION

On September 30, 2009, our Board of Directors authorized the sale of Thoroughbred Travel LLC (“Thoroughbred”) and La Tours and Cruises, Inc. (“La Tours”), our Houston, Texas based travel agencies focused on providing luxury based personal travel products, such as cruises, European tours and all inclusive vacations.  Additionally, our Board of Directors authorized the dissolution of La Fern, Inc. (“La Fern”) a Florida travel agency focused on providing land-based vacations.  We acquired Thoroughbred in September 2006, La Fern in October 2006 and La Tours in January 2007.

On October 19, 2009, we entered into a definitive agreement (the “Sales Agreement”) to sell the assets and liabilities arising from customer travel after November 2, 2009 of La Tours and Thoroughbred to West University Travel LLC (“West U”), a Texas limited liability company.  The principal members of West U are Ray Schutter, President of La Tours and Journeys, and Cecilia Schutter from whom we purchased La Tours in January 2007.

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The results of operations and cash flows of La Tours, Thoroughbred and La Fern have been removed from the results of continuing operations for the three months ended March 31, 2009. The results of operations of La Tours, Thoroughbred and La Fern for the three months ended March 31, 2009 are as follows:

For the Three Months Ended March 31, 2009
Revenues	$ 87,524
(Loss) before income taxes	(50,786)
Income taxes (benefit)	(18,578)
Loss from discontinued operations	$ (32,208)

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of March 31, 2010, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Numerator:
Continuing operations:
Income from continuing operations	$ 318,813	$ 562,436

Discontinued operations
(Loss) from discontinued operations	--	(32,208)
Net income	$ 318,813	$ 530,228

Denominator:
Weighted average number of shares outstanding – basic and diluted	14,958,801	17,257,406

EPS:
Basic:
Continuing operations	$ 0.02	$ 0.03
Discontinued operations	0.00	(0.00)
Net income	$ 0.02	$ 0.03

Diluted
Continuing operations	$ 0.02	$ 0.03
Discontinued operations	0.00	(0.00)
Net income	$ 0.02	$ 0.03

5.	DEPOSITS AND PREPAID ITEMS

Deposits and prepaid items consist of the following:

	March 31,	December 31,
	2010	2009
Deposits with suppliers	$ 587,239	$ 761,653
Advanced employee commissions	216,161	--
Prepaid expenses and current portion of note receivable	168,914	345,365
Deposits and prepaid items	$ 972,314	$1,107,018

In January 2010, the Company initiated a compensation plan for a part of its sales force.  Employees in this unit are solely compensated by commission.  Commission is treated as an asset (“Advanced employee commissions”) and is expensed at the time of client’s travel when the related revenue is recognized.  Other sales employees, in accordance with the existing compensation plan, are paid a salary with a bonus and is expensed immediately.

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	INTANGIBLE ASSETS, NET

Intangible assets are capitalized at their respective fair values and are amortized at their estimated useful lives ranging from four to fifteen years.  The Company conducts its annual tests for impairment during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate that they may be impaired.

Intangible assets consist of the following:

	March 31,	December 31,
	2010	2009
Trade names Customer lists and relationships	$ 188,322 1,791,865	$ 186,322 1,601,329
	1,980,187	1,787,651
Less: Accumulated amortization	(824,180)	(711,336)
Intangible assets, net	$ 1,156,007	$ 1,076,315

Amortization expense for the quarters ended March 31, 2010 and 2009 was $112,844 and $78,046, respectively.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2010	December 31, 2009
Accounts payable	$ 920,387	$ 1,687,448
Accrued compensation	522,584	374,552
Accrued professional fees	77,434	94,132
Other accrued expenses	--	67,231
Total	$ 1,520,405	$ 2,223,363

8.	TREASURY STOCK

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

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the quarter ended March 31, 2010, the Company entered into agreements with two shareholders to purchase 100,000 shares and 18,900 shares, respectively, of the Company’s common stock from the Company’s working capital.  These repurchase transactions are not part of the Company’s previously announced repurchase programs.

9.	STOCK BASED COMPENSATION

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

No stock options were granted during the three months ended March 31, 2010.

A summary of the activity in our Plan for the three months ended March 31, 2010 is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2009	2,402,400	$ 1.39
Granted	-	0.00
Canceled	-	0.00
Exercised	-	0.00
Options outstanding at March 31, 2010	2,402,400	$ 1.39

Compensation cost recognized for the quarters ended March 31, 2010 and 2009 was $1,093 and $18,359, respectively.

As of March 31, 2010, all awards granted under our option plan had vested resulting in no future stock based compensation expense to be recognized. At March 31, 2010, 2,402,400 shares of common stock at weighted average strike price of $1.39 per share were exercisable.

For the quarter ended March 31, 2010, 8,600 restricted shares were granted to employees and directors under the Plan. Compensation expense for the quarters ended March 31, 2010 and 2009 related to the restricted share grants was $15,230 and $15,570, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, those risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 29, 2010 and the risks discussed in other SEC filings.  These risks and uncertainties, as well as other risks and uncertainties, could cause our actual results to differ significantly from management’s expectations.  The forward-looking statements included in this report reflect the beliefs of our management on the date of this report.  We undertake no obligation to update publicly any forward-looking statements for any reason.

Overview

Online Vacation Center Holdings Corp., a Florida holding company ("we," "us," or the "Company"), provides vacation travel services through its wholly-owned subsidiaries.  Our travel companies include:

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

We are focused on internally growing and developing our company with a range of products that can be cross-marketed to our extensive customer base and providing a high degree of personalized service to help customers research, plan and purchase a vacation.

We generate revenues from:

•	commissions on cruises
•	commissions on other travel related products
•	commissions on travel insurance
•	advertising and marketing services provided to travel suppliers

We currently market our services by:

•	producing travel-related publications for consumers
•	telemarketing to our existing customer base
•	direct mailing to our existing customer base as well as targeted prospects
•	email communications to our subscription base

Operating expenses include those items necessary to advertise our services, produce our marketing materials, maintain and staff our travel reservation and fulfillment center including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery, general and administrative expenses, rent and computer maintenance fees.

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Continuing operations:

Revenues decreased by $108,794, 4.0%, to $2,628,425 for the three months ended March 31, 2010 (“the first quarter of 2010”) compared with $2,737,219 for the three months ended March 31, 2009 (“the first quarter of 2009”).  The decrease is attributable to a decrease in commission revenues offset by an increase in publishing revenues.

Selling and marketing expenses increased by $117,865, 20.4%, to $695,920 for the first quarter of 2010 compared with $578,055 for the first quarter of 2009.  The increase is primarily attributable to an increase in marketing materials costs.  Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses increased by $147,348, 20.4%, to $1,266,547 for the first quarter of 2010 compared with $1,119,199 for the first quarter of 2009.  The increase is primarily attributable to an increase in management and non sales staff compensation and partially attributable to an increase in professional services and occupancy costs.  General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the first quarter of 2010 was $140,107 compared with $107,024 for the first quarter of 2010.  Amortization expense increased by $35,251 during the first quarter of 2010, as a result of an increase in the amortization expense of the Dunhill subscriber list.

Net interest income decreased to $1,518 for the first quarter of 2010 compared with net interest income of $1,876 for the first quarter of 2009. The reduction in net interest income for first quarter of 2010 was primarily attributable to a reduction in interest rates on interest bearing accounts during the first quarter of 2010.

Our income before income taxes was $527,368 in the first quarter of 2010 compared with income before income taxes of $934,837 in the first quarter of 2009.  These results are primarily attributable to the decrease in revenues, an increase in selling and marketing costs, general and administrative expenses and depreciation and amortization expenses during the first quarter of 2010.

The provision for income taxes decreased to $208,555 for the first quarter of 2010 compared with a provision for income taxes of $372,381 for the first quarter of 2009.  The decrease is directly related to a decrease in income before income taxes of $407,449 during the first quarter of 2010.  The tax rate in the first quarter of 2010 was 39.5% and 39.8% in the first quarter of 2009.

As a result of the foregoing, our income from continuing operations was $318,813 for the first quarter of 2010 compared with income from continuing operations of $562,436 for the first quarter of 2009.

Discontinued Operations

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

On October 19, 2009, we entered into a definitive agreement (the “Sales Agreement”) to sell the assets and liabilities arising from customer travel after November 2, 2009 La Tours and Thoroughbred to West University Travel LLC (“West U”), a Texas limited liability company.  The principal members of West U are Ray Schutter, President of La Tours and Journeys, and Cecilia Schutter from whom we purchased La Tours in January 2007.

The results of operations and cash flows of La Tours, Thoroughbred and La Fern have been removed from the results of continuing operations for the three months ended March 31, 2009.  The results of operations of La Tours, Thoroughbred and La Fern for the three months ended March 31, 2009 are as follows:

Three Months Ended March 31, 2009
Revenues	$ 87,524
(Loss) before income taxes	(50,786)
Income taxes (benefit)	(18,578)
(Loss) from discontinued operations	$ (32,208)

As a result of the foregoing, our net income was $321,005 for the first quarter of 2010 compared with net income of $530,228 in the first quarter of 2009.

Liquidity and Capital Resources

Cash at March 31, 2010 was $2,872,780 compared with $2,721,658 at December 31, 2009.  The primary source of our liquidity and capital resources has come from cash provided by our operations.

Cash flows provided by continuing operating activities for the first quarter of 2010 and 2009 were $430,870 and $874,040, respectively.  The decrease of $443,170 in 2010 was attributable to an decrease of income from continuing operations of $243,623, a decrease in cash provided by working capital items of $200,609 and an increase in non-cash operating items of $1,062.

Cash flows used in continuing investing activities for the first quarter of 2010 increased to $212,843 from $125,014 for the first quarter of 2009. The increase in cash out flows was related to an a increase in intangible assets and capital expenditures during the first quarter of 2010.

Cash flows used in financing activities decreased to $66,905 for the first quarter of 2010 compared with $273,893 for the first quarter of 2009. The primary decrease in cash outflows was due to an increase in our purchase of our common stock under a repurchase program authorized by our Board of Directors in August 2008, which was amended in March 2009 and private stock repurchase transactions with existing shareholders aggregating $105,133 and the payment of a $100,000 note issued in conjunction with the acquisition of La Tours, a former subsidiary during the first quarter of 2009.

Cash flows provided by discontinued operations, solely from operating activities in the first quarter of 2009 totaled $30,829.

At March 31, 2010, we had a working capital of $1,472,264 as compared to working capital of $1,235,560 at December 31, 2009, an increase of working capital of $236,704. We had an accumulated deficit of $937,941 at March 31, 2010, a decrease of $318,813 from December 31, 2009.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be materially different from those estimates. The following policies are those that we consider to be the most critical:

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

ITEM 4(T). – CONTROLS AND PROCEDURES

As of March 31, 2010 under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of March 31, 2010, the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of its common stock during the first quarter of the 2010 fiscal year:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plan or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
January 1, 2010 – January 31, 2010	--	$ -.---	--	$ 232,899
February 1, 2010 – February 28, 2010 (2)	118,900	$ 0.516	--	$ 232,899
March 1, 2010 – March 31, 2010	--	$ -.---	--	$ 232,899
Total	118,900	$ 0.500	--	$ 232,899

1.
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

2.
In February 2010, we entered into agreements with two shareholders to purchase 100,000 shares and 18,900 shares, respectively, of our common stock from our working capital.  These repurchase transactions are not part of our previously announced repurchase programs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.                                                  Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO. +

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO. +

32	Section 1350 Certification. +

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

Date: May 10, 2010