Form 10-Q
period 2010-06-30
ONLINE VACATION CENTER HOLDINGS CORP
filed 2010-08-10
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

At August XX, 2010, the number of shares outstanding of the registrant's common stock, $0.0001 par value was 1X,XX,XXX.

		PAGE
Part I.	Financial Information
Item 1	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13
Item 4T.	Controls and Procedures	18
Part II	Other Information
Item 1	Legal Proceedings	19
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3	Default upon Senior Notes	20
Item 4	Removed and Reserved	20
Item 5	Other Information	20
Item 6	Exhibits	20
Exhibit 31.1 – Certification
Exhibit 31.2 – Certification
Exhibit 32.1 – Certification

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,107,275	$ 2,721,658
Accounts receivable, net	686,619	958,913
Deposits and prepaid items	1,513,047	1,107,018
Deferred tax asset, net	63,958	33,442
Total Current Assets	5,370,899	4,821,031

Restricted cash	48,000	48,000
Property and equipment, net	131,227	132,277
Intangible assets, net	1,148,003	1,076,315
Goodwill	395,542	395,542
Other assets	17,127	31,281
Total Assets	$ 7,110,798	$ 6,504,446

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,972,536	$ 2,223,363
Deferred revenue	1,949,952	1,345,687
Capital lease obligations, current portion	19,806	16,421
Total Current Liabilities	3,942,294	3,585,471

Capital lease obligations	5,528	19,415

Deferred tax liability	239,856	195,597

Total Liabilities	4,187,678	3,800,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding	-	-
Common stock, 80,000,000 shares authorized at
$.0001 par value; 14,790,178 and 15,000,478 shares
issued and outstanding	1,479	1,500
Additional paid-in capital	3,854,221	3,959,217
Accumulated deficit	(932,580)	(1,256,754)
Total Stockholders' Equity	2,923,120	2,703,963

Total Liabilities and Stockholders' Equity	$ 7,110,798	$ 6,504,446

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

NET REVENUES	$ 1,992,887	$ 2,213,238	$ 4,621,312	$ 4,950,458

OPERATING EXPENSES:
Selling and marketing	713,424	615,152	1,409,344	1,193,207
General and administrative	1,205,378	1,144,196	2,471,926	2,263,395
Depreciation and amortization	152,373	115,225	292,480	222,250

OPERATING INCOME (LOSS)	(78,288)	338,665	447,562	1,271,606

Interest income, net	1,619	1,186	3,137	3,062

Income (Loss) from continuing operations before
provision (benefit) for income taxes	(76,669)	339,851	450,699	1,274,668

Provision/ (Benefit) for income taxes	(82,030)	139,327	126,525	511,708

Income from continuing operations	5,361	200,524	324,174	762,960

DISCONTINUED OPERATIONS:

Loss from discontinued operations, net of tax benefit	-	(32,084)	-	(64,292)

NET INCOME	$ 5,361	$ 168,440	$ 324,174	$ 698,668

EARNINGS PER SHARE - Basic
Income from continuing operations	$ 0.00	$ 0.01	$ 0.02	$ 0.04
(Loss) from discontinued operations	$ -	$ (0.00)	$ -	$ (0.00)
Net income	$ 0.00	$ 0.01	$ 0.02	$ 0.04

Weighted average shares outstanding - Basic	14,866,002	17,261,777	14,912,145	17,259,604

EARNINGS PER SHARE - Diluted
Income from continuing operations	$ 0.00	$ 0.01	$ 0.02	$ 0.04
(Loss) from discontinued operations	$ -	$ (0.00)	$ -	$ (0.00)
Net income	$ -	$ 0.01	$ 0.02	$ 0.04

Weighted average shares outstanding - Diluted	14,866,002	17,261,777	14,912,145	17,259,604

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from continuing operating activities:
Net income	$ 324,174	$ 698,668
Loss from discontinued operations, net of tax	-	$ 64,292
Income from continuing operations	324,174	762,960
Adjustments to reconcile to net cash inflow from operating activities:
Depreciation and amortization	292,480	222,250
Stock based compensation expense	16,323	49,328
Imputed interest expense- net	(1,111)	1,646
Deferred income tax expense	13,743	59,003
Decrease in accounts receivable	272,294	732,534
(Increase)/Decrease in deposits and prepaid items	(405,136)	280,969
Increase (Decrease) in accounts payable and accrued liabilities	(250,827)	42,495
Increase (Decrease) in deferred revenue	604,265	(438,541)
Net cash provided by operating activities	866,205	1,712,644

Cash flows from continuing investing activites:
Capital expenditures	(57,627)	(62,344)
(Increase) in intangible assets	(305,491)	(253,611)
Decrease in receivable upon disposition of discontinued operation	15,000	15,000
Cash used in investing activities	(348,118)	(300,955)

Cash flows from continuing financing activites:
Purchase of common stock under approved purchase plan	-	(91,473)
Purchase of common stock	(121,340)	(368,245)
Payments under capital lease obligations	(11,130)	(12,985)
Repayment of notes payable	-	(100,000)
Cash used in financing activities	(132,470)	(572,703)

Discontinued Operations
Cash provided by operating activities		20,677
Cash provided by discontinued operations	-	20,677

Increase in cash during the period	385,617	859,663

Cash at the beginning of the period	2,721,658	1,693,447

Cash at the end of the period	$ 3,107,275	$ 2,553,110

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 628	$ 1,230
Cash paid for taxes	$ 2,386	$ 266,700
Non-cash investing and financing activities:
Retirement of treasury stock	$ 121,340	$ 485,346

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

The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

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

2. DISPOSITION

On September 30, 2009, the Company’s Board of Directors authorized the sale of Thoroughbred Travel LLC (“Thoroughbred”) and La Tours and Cruises, Inc. (“La Tours”), Houston, Texas based travel agencies focused on providing luxury based personal travel products, such as cruises, European tours and all inclusive vacations.  Additionally, the Company’s Board of Directors authorized the dissolution of La Fern, Inc. (“La Fern”) a Florida travel agency focused on providing land-based vacations.  The Company acquired Thoroughbred in September 2006, La Fern in October 2006 and La Tours in January 2007.

On October 19, 2009, the Company entered into a definitive agreement (the “Sales Agreement”) to sell the assets and liabilities arising from customer travel after November 2, 2009 of La Tours and Thoroughbred to West University Travel LLC (“West U”), a Texas limited liability company.  The principal members of West U are Ray Schutter, President of La Tours and Thoroughbred, and Cecilia Schutter from whom the Company purchased La Tours in January 2007.

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The results of operations and cash flows of La Tours, Thoroughbred and La Fern have been removed from the results of continuing operations for the three months and six months ended June 30, 2009.  The results of operations of La Tours, Thoroughbred and La Fern for the three months and six months ended June 30, 2009 are as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenues	$ 135,571	$ 223,095
(Loss) before income taxes	(50,585)	(101,370)
Income taxes (benefit)	(18,501)	(37,078)
(Loss) from discontinued operations	$ (32,084)	$ (64,292)

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of June 30, 2010, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Continuing operations:
Income from continuing operations	$ 5,361	$ 200,524	$ 324,174	$ 762,960

Discontinued operations
(Loss) from discontinued operations	--	(32,084)		(64,292)
Net income	$ 5,361	$ 168,440	$ 324,174	$ 698,668

Denominator:
Weighted average number of shares outstanding – basic and diluted	14,866,002	17,261,777	14,912,145	17,259,604

EPS:
Basic:
Continuing operations	$ 0.00	$ 0.01	$ 0.02	$ 0.04
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$ 0.00	$ 0.01	$ 0.02	$ 0.04

Diluted
Continuing operations	$ 0.00	$ 0.01	$ 0.02	$ 0.04
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$ 0.00	$ 0.01	$ 0.02	$ 0.04

5.	DEPOSITS AND PREPAID ITEMS

Deposits and prepaid items consist of the following:

	June 30,	December 31,
	2010	2009
Deposits with suppliers	$ 919,664	$ 761,653
Advanced employee commissions	335,503	--
Prepaid expenses and current portion of note receivable	257,880	345,365
Deposits and prepaid items	$1,513,047	$1,107,018

In January 2010, the Company initiated a compensation plan for a part of its sales force.  Employees in this unit are solely compensated by commission.  Commission payments are treated as an asset (“Advanced employee commissions”) and are

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

expensed at the time of client’s travel when the related revenue is recognized.  Other sales employees, in accordance with the existing compensation plan, are paid a salary with a bonus which are expensed immediately.

6.	INTANGIBLE ASSETS, NET

Intangible assets are capitalized at their respective fair values and are amortized at their estimated useful lives ranging from four to fifteen years.  The Company conducts its annual tests for impairment during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate that they may be impaired.

Intangible assets consist of the following:

	June 30,	December 31,
	2010	2009
Trade names Customer lists and relationships	$ 188,322 1,904,820	$ 186,322 1,601,329
	2,093,142	1,787,651
Less: Accumulated amortization	(945,139)	(711,336)
Intangible assets, net	$ 1,148,003	$ 1,076,315

Amortization expense for the quarters ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009 was $120,959, $83,397, $233,803 and $161,443, respectively.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2010	December 31, 2009
Accounts payable	$ 1,480,378	$1,687,448
Accrued compensation	415,476	374,552
Accrued professional fees	76,682	94,132
Other accrued expenses	--	67,231
Total	$ 1,972,536	$ 2,223,363

8.	STOCK REPURCHASES

On August 1, 2008, the Company announced that its Board of Directors had approved a program to repurchase of up to $200,000 of the Company's  common stock which would be funded from available working capital and subject to the rules and regulations of the SEC and other applicable legal requirements. The plan does not require the Company to acquire a specific number of shares and may be suspended from time to time or discontinued. As initially adopted, the program did not extend beyond June 30, 2009.

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 2, 2009 the Company announced that its Board of Directors authorized the repurchase of an additional $150,000 of our common stock to be funded from available working capital and subsequently extended the program until December 31, 2010.

During the six months ended June 30, 2010, the Company entered into agreements with two shareholders to purchase 100,000 shares and 18,900 shares respectively, and one affiliate to purchase 100,000 shares of the Company’s common stock from the Company’s working capital.  These repurchase transactions, totaling $121,340, are not part of the Company’s previously announced repurchase programs.

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

No stock options were granted during the three months and six months ended June 30, 2010.

A summary of the activity in our Plan for the six months ended June 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2009	2,402,400	$ 1.39
Granted	-	0.00
Canceled	-	0.00
Exercised	-	0.00
Options outstanding at June 30, 2010	2,402,400	$ 1.39

Compensation cost recognized for the three months and six months ended June 30, 2010 and 2009 was $0, $15,399, $1,093 and $33,758, respectively.

As of June 30, 2010, all awards granted under our option plan had vested resulting in no future stock based compensation expense to be recognized. At June 30, 2010, 2,402,400 shares of common stock at weighted average strike price of $1.39 per share were exercisable.

For the quarter ended June 30, 2010, no restricted shares were granted to employees and directors under the Plan. Compensation expense for the six months ended June 30, 2010 and 2009 related to the restricted share grants was $15,230 and $15,570, respectively.

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	INCOME TAXES

The provision (benefit) for income taxes from continued operations for the quarter and six months ended June 30, 2010 and 2009 consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Current:
Federal	$ (54,985)	$ 103,748	$ 100,051	$ 387,816
State	(13,050)	2,952	12,731	50,590
	(68,035)	106,700	112,782	438,406
Deferred:
Federal	(11,999)	30,014	11,783	64,890
State	(1,996)	2,613	1,959	8,412
	(13,995)	32,627	13,743	73,302
Provision/(Benefit) for income taxes	$ (82,030)	$ 139,327	$ 126,525	$ 511,708

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Statutory federal income tax rate	(35.0)%	35.0%	35.0%	35.0%
State income taxes	(3.6)	3.6	3.6	3.6
Tax effect of non deductible items	1.1	2.4	1.3	1.5
True-ups	(68.5)	0.0	(11.7)	0.0
Other	(1.0)	0.0	(0.1)	0.0
Effective tax rate	(107.0)%	41.0%	28.1%	40.1%

The effective tax rate was less than the statutory rate for both the quarter and the six months ended June 30, 2010 primarily as a result of a true-up of the 2009 book provision to the 2009 federal tax return, related to the disposal of assets associated with La Tours and Thoroughbred with a higher tax basis than financial reporting basis and that a temporary difference was never recognized.

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

	June 30, 2010	December 31, 2009
Net operating loss carryforwards and AMT tax credit	$ 7,763	$ 7,763
Depreciation and amortization	(347,160)	(302,828)
Accruals and other	(163,499)	132,910
Deferred income tax (liability), net	$ (175,898)	$ (162,155)

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The net deferred tax assets and liabilities are comprised of the following:

	June 30, 2010	December 31 2009
Current	$ 63,958	$ 33,442
Non-current	(239,856)	(195,597)
Net deferred tax (liability)	$ (175,898)	$ (162,155)

11.	COMMITMENTS AND CONTINGENCIES

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

●
Online Vacation Center, Inc. ("Online Vacation Center"), a full service vacation seller focused on serving the affluent retiree market. Historically, this subsidiary has been the core business, accounting for the majority of revenue and net income through the sale of high margin cruise packages, and

●	Dunhill Vacations, Inc. ("Dunhill"), the publisher of three travel newsletters, "Top Travel Values", "Spotlight", and "TRAVELFLASH".

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

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
 Continuing operations:

Revenues decreased by $220,351, 10.0%, to $1,992,887 for the three months ended June 30, 2010 (“the second quarter of 2010”) compared with $2,213,238 for the three months ended June 30, 2009 (“the second quarter of 2009”).  The decrease is attributable to a decrease in commission revenues offset by an increase in marketing and publishing revenues.

Selling and marketing expenses increased by $98,272, 16.0%, to $713,424 for the second quarter of 2010 compared with $615,152 for the second quarter of 2009.  The increase is primarily attributable to an increase in marketing material expenses.  Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses increased by $61,182, 5.3%, to $1,205,378 for the second quarter of 2010 compared with $1,144,196 for the second quarter of 2009.  The increase is primarily attributable to an increase in professional and credit card processing fees.  General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the second quarter of 2010 was $152,373 compared with $115,225 for the second quarter of 2010.  Amortization expense increased by $37,109 during the second quarter of 2010, as a result of an increase in the amortization expense of the Dunhill subscriber list.

Net interest income increased to $1,619 for the second quarter of 2010 compared with net interest income of $1,186 for the second quarter of 2009. The increase in net interest income for the second quarter of 2010 was primarily attributable to interest expense in 2009 associated with debt issued in conjunction with the acquisition of La Tours and Cruises Inc. (“La Tours”) which was forgiven as a part of the sale of La Tours in November 2009.

Our loss before income taxes was $76,669 in the second quarter of 2010 compared with income before income taxes of $339,851 in the second quarter of 2009.  These results are primarily attributable to the decrease in revenues, an increase in selling and marketing costs and depreciation and amortization expenses during the second quarter of 2010.

The provision for income taxes decreased to a benefit of $82,030 for the second quarter of 2010 compared with a provision for income taxes of $139,327 for the second quarter of 2009.  The decrease is related to a decrease in income before income taxes of $416,520 during the second quarter of 2010 and a true-up of the 2009 income tax provision with the 2009 federal tax return.  The benefit rate in the second quarter of 2010 was 107.0% as compared to a tax rate of 41.0% in the second quarter of 2009.

As a result of the foregoing, our income from continuing operations was $5,361 for the second quarter of 2010 compared with income from continuing operations of $200,524 for the second quarter of 2009.

Six Months Ended June 30, 2010 compared to Six Months Ended June 30, 2009

Continuing Operations

Revenues decreased by $329,146, 6.6%, to $4,621,312 for the six months ended June 30, 2010 (the “first half of 2010”) compared with $4,950,458 for the six months ended June 30, 2009 (the “first half of 2009”).  The decrease is attributable to a decrease in commission revenues offset by an increase in publishing and marketing revenues.

Selling and marketing expenses increased by $216,137, 18.1% to $1,409,344 in the first half of 2010 compared with $1,193,207 in the first half of 2009.  The increase is attributable to an increase in marketing material expenses during the first half of 2010.  Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses increased by $208,531 or 9.2% to $2,471,926 in the first half of 2010 compared with $2,263,395 in the first half of 2009.  The increase is primarily attributable to an increase in credit card processing fees, professional fees and compensation costs.  General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense in the first half of 2010 was $292,480 compared with $222,250 in the first half of 2009.  Amortization expense increased by $72,360 during the first half of 2010 as a result of the increase in the amortization expense of the Dunhill subscriber list.

Net interest income increased to $3,137 in the first half of 2010 compared with $3,062 in the first half of 2009.

Our income before provision for income taxes was $450,699 in the first half of 2010 compared with our income before provision for income taxes of $1,274,668 in the first half of 2009.  The decrease in income before income taxes is due to a decrease in revenues, an increase in selling and marketing expenses, general and administrative expenses and depreciation and amortization expense.

The provision for income taxes decreased from $511,708 in the first half of 2009 to $126,525 in the first half of 2010.  The decrease is directly related to the decrease in results from operations where income before income taxes was $450,699 in the first half of 2010 compared with income before income taxes of $1,274,699 in the first half of 2009.  The tax rate in the first half of 2010 was 28.1% as a result of a true-up of the 2009 income tax provision with the 2009 federal tax return.  The tax rate in the first half of 2009, 40.1%, was higher than the statutory rate because of the tax effect of non deductible items.

As a result of the foregoing, our income from continuing operations in the first half of 2010 was $324,174 compared with income from continuing operations of $762,960 in the first half of 2009.

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

On October 19, 2009, we entered into a definitive agreement (the “Sales Agreement”) to sell the assets and liabilities arising from customer travel after November 2, 2009 La Tours and Thoroughbred to West University Travel LLC (“West U”), a Texas limited liability company.  The principal members of West U are Ray Schutter, President of La Tours and Thoroughbred, and Cecilia Schutter from whom we purchased La Tours in January 2007.

The results of operations and cash flows of La Tours, Thoroughbred and La Fern have been removed from the results of continuing operations for the three months and six months ended June 30, 2009.  The results of operations of La Tours, Thoroughbred and La Fern for the three months and six months ended June 30, 2009 are as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenues	$ 135,571	$ 223,095
(Loss) before income taxes	(50,585)	(101,370)
Income taxes (benefit)	(18,501)	(37,078)
(Loss) from discontinued operations	$ (32,084)	$ (64,292)

As a result of the foregoing, our net income was $5,361 for the second quarter of 2010 compared with net income of $168,440 in the second quarter of 2009.  Our net income for the first half of 2010 was $324,174 compared with net income of $698,668 for the first half of 2009.

Liquidity and Capital Resources

Cash at June 30, 2010 was $3,107,275 compared with $2,721,658 at December 31, 2009.  The primary source of our liquidity and capital resources has come from cash provided by our operations.

Cash flows provided by continuing operating activities for the first half of 2010 and 2009 were $866,205 and $1,712,644, respectively.  The decrease of $846,439 in 2010 was attributable to an decrease of income from continuing operations of $438,786, a decrease in cash provided by working capital items of $396,861 and a decrease in non-cash operating items of $10,792.

Cash flows used in continuing investing activities for the first half of 2010 increased to $348,118 from $300,955 for the first half of 2009. The increase in cash out flows was related to an increase in intangible assets offset by a decrease in capital expenditures during the first half of 2010.

Cash flows used in financing activities decreased to $132,470 for the first half of 2010 compared with $572,703 for the first half of 2009. The primary decrease in cash outflows was due to a decrease of repurchases of our common stock of $338,378 and the absence of any repayment obligations under notes issued in conjunction with acquisition transactions.

Cash flows provided by discontinued operations, solely from operating activities in the first half of 2009 totaled $20,677.

At June 30, 2010, we had a working capital of $1,428,605 as compared to working capital of $1,235,560 at December 31, 2009, an increase of working capital of $193,045. We had an accumulated deficit of $932,580 at June 30, 2010, a decrease of $5,361 from December 31, 2009.

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

ITEM 4(T). – CONTROLS AND PROCEDURES

As of June 30, 2010 under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of June 30, 2010, the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated to our management, including our principal executive officer and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of its common stock during the second quarter of the 2010 fiscal year:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plan or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2010 – April 3, 2010	--	$ -.---	--	$ 232,899
May 1, 2010 – May 31, 2010	--		--	$ 232,899
June 1, 2010 – June 30, 2010 (2)	100,000	$ 0.600	--	$ 232,899
Total	100,000	$ 0.600	--	$ 232,899

1.
On August 1, 2008, we announced that our Board of Directors had approved a program to repurchase of up to $200,000 of our common stock to be funded from available working capital and subject to the applicable rules and regulations of the SEC and other applicable legal requirements. The plan does not require us to acquire a specific number of shares and may be suspended from time to time or discontinued. As initially adopted, the program did not extend beyond June 30, 2009.  On March 2, 2009 we announced that our Board of Directors authorized the repurchase of an additional $150,000 of our common stock to be funded from available working capital and subsequently extended the program until December 31, 2010.

2.
On June 8, 2010, we entered into an agreement with Reginald Flosse to purchase 100,000 shares of the Company’s common stock at a purchase price of $0.60 per share. The purchase price was paid from our working capital.  Reginald Flosse is an affiliate of the Company and holds more than 10% of our issued and outstanding stock.  This repurchase transaction is not part of our previously announced repurchase program.

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

Date: August 10, 2010