Form 10-Q
period 2010-09-30
ONLINE VACATION CENTER HOLDINGS CORP
filed 2010-11-12
CIK 1058786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or
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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

At November 11, 2010, the number of shares outstanding of the registrant's common stock, $0.0001 par value was 14,660,178.

		PAGE
Part I.	Financial Information
Item 1	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13
Item 4	Controls and Procedures	18
Part II	Other Information
Item 1	Legal Proceedings	20
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3	Default upon Senior Notes	21
Item 4	Removed and Reserved	21
Item 5	Other Information	21
Item 6	Exhibits	22
Exhibit 31.1 – Certification
Exhibit 31.2 – Certification
Exhibit 32 – Certification

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,997,256	$ 2,721,658
Accounts receivable, net	840,863	958,913
Deposits and prepaid items	2,493,827	1,107,018
Deferred tax asset, net	60,498	33,442
Total Current Assets	6,392,444	4,821,031

Restricted cash	48,000	48,000
Property and equipment, net	184,032	132,277
Intangible assets, net	1,209,761	1,076,315
Goodwill	395,542	395,542
Other assets	9,866	31,281
Total Assets	$ 8,239,645	$ 6,504,446

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 2,650,939	$ 2,223,363
Deferred revenue	2,679,008	1,345,687
Capital lease obligations, current portion	42,028	16,421
Total Current Liabilities	5,371,975	3,585,471

Capital lease obligations	45,009	19,415

Deferred tax liability	282,228	195,597

Total Liabilities	5,699,212	3,800,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 1,000,000 shares authorized at
$.0001 par value; 0 shares issued and outstanding	-	-
Common stock, 80,000,000 shares authorized at
$.0001 par value; 14,660,178 and 15,000,478 shares
issued and outstanding	1,466	1,500
Additional paid-in capital	3,776,234	3,959,217
Accumulated deficit	(1,237,267)	(1,256,754)
Total Stockholders' Equity	2,540,433	2,703,963

Total Liabilities and Stockholders' Equity	$ 8,239,645	$ 6,504,446

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
NET REVENUES	$ 1,841,783	$ 1,571,884	$ 6,463,095	$ 6,522,341

OPERATING EXPENSES:
Selling and marketing	767,190	553,375	2,176,534	1,746,582
General and administrative	1,378,215	1,031,482	3,850,140	3,294,875
Depreciation and amortization	163,772	121,691	456,252	343,941

OPERATING INCOME (LOSS)	(467,394)	(134,664)	(19,831)	1,136,943

Interest income, net	1,977	2,859	5,115	5,921

Income (Loss) from continuing operations before
provision (benefit) for income taxes	(465,417)	(131,805)	(14,716)	1,142,864

Provision (Benefit) for income taxes	(160,728)	411	(34,203)	517,397

Income (Loss) from continuing operations	(304,689)	(132,216)	19,487	625,467

DISCONTINUED OPERATIONS:

Loss from discontinued operations, net of tax benefit	-	(873,343)	-	(932,358)

NET INCOME (LOSS)	$ (304,689)	$ (1,005,559)	$ 19,487	$ (306,891)

EARNINGS PER SHARE - Basic
Income (Loss) from continuing operations	$ (0.02)	$ (0.01)	$ 0.00	$ 0.04
(Loss) from discontinued operations	$ -	$ (0.05)	$ -	$ (0.06)
Net income (loss)	$ (0.02)	$ (0.06)	$ 0.00	$ (0.02)

Weighted average shares outstanding - Basic	14,718,113	15,979,356	14,846,757	16,828,165

EARNINGS PER SHARE - Diluted
Income (Loss) from continuing operations	$ (0.02)	$ (0.01)	$ 0.00	$ 0.04
(Loss) from discontinued operations	$ -	$ (0.05)	$ -	$ (0.06)
Net income (loss)	$ (0.02)	$ (0.06)	$ 0.00	$ (0.02)

Weighted average shares outstanding - Diluted	14,718,113	15,979,356	14,846,757	16,828,165

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months Ended September 30,
	2010	2009
Cash flows from continuing operating activities:
Net income	$ 19,487	$ (306,891)
Loss from discontinued operations, net of tax	-	932,358
Income from continuing operations	19,487	625,467
Adjustments to reconcile to net cash inflow from operating activities:
Depreciation and amortization	456,252	343,941
Stock based compensation expense	16,323	64,896
Imputed interest expense- net	(1,498)	2,420
Deferred income tax expense	59,575	54,554
Decrease in accounts receivable	118,050	629,910
(Increase) in deposits and prepaid items	(1,385,464)	(155,312)
Increase in accounts payable and accrued liabilities	427,573	126,980
Increase in deferred revenue	1,333,321	88,891
Net cash provided by operating activities	1,043,619	1,781,747

Cash flows from continuing investing activites:
Capital expenditures	(75,991)	(107,737)
Purchase of intangible assets	(497,579)	(381,177)
Decrease in restricted cash		15,000
Decrease in receivable upon disposition of discontinued operation	22,500	22,500
Cash used in investing activities	(551,070)	(451,414)

Cash flows from continuing financing activites:
Purchase of treausry stock under approved purchase plan	-	(91,473)
Purchase of treasury stock	(199,340)	(944,850)
Payments under capital lease obligations	(17,611)	(18,550)
Repayment of notes payable	-	(100,000)
Cash used in financing activities	(216,951)	(1,154,873)

Discontinued Operations
Cash provided by operating activities		425,300
Cash provided by discontinued operations	-	425,300

Increase in cash during the period	275,598	600,760

Cash at the beginning of the period	2,721,658	1,693,447

Cash at the end of the period	$ 2,997,256	$ 2,294,207

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 936	$ 13,834
Cash paid/(refunded) for taxes	$ (214)	$ 266,700
Non-cash investing and financing activities:
Retirement of treasury stock	$ 199,340	$ 494,796
Purchase of computer equipment under capital lease obligations	$ 67,877	$ -

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Online Vacation Center Holdings Corp., (the “Company”), and the notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009, and filed with the Securities and Exchange Commission on March 29, 2010 (the “2009 Annual Report”). The condensed consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.

The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.

The Company has evaluated subsequent events that have occurred through the date these financial statements were issued. No subsequent events occurred that required either adjustment to or disclosure in these financial statements

Use of Estimates

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

Fair Value

The carrying amounts of cash, cash equivalents, accounts receivable, deposits and prepaid items, accounts payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities

2. DISPOSITION

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

The results of operations and cash flows of La Tours, Thoroughbred and La Fern have been removed from the results of continuing operations for the three months and nine months ended September 30, 2009.  The results of operations of La Tours, Thoroughbred and La Fern for the three months and nine months ended September 30, 2009 are as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenues	$ 159,385	$ 382,480
Impairment charges - intangibles	103,923	103,923
Impairment charges - goodwill	1,170,191	1,170,191
(Loss) before income taxes	(1,421,136)	(1,525,507)
Income tax benefit	(547,793)	(590,149)
(Loss) from discontinued operations	$ (873,343)	$ (932,358)

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of September 30, 2010, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Continuing operations:
Income (Loss) from continuing operations	$ (304,689)	$ (132,216)	$ 19,487	$ 625,467

Discontinued operations
(Loss) from discontinued operations	--	(873,343)	--	(932,358)
Net income (loss)	$ (304,689)	$ (1,005,559)	$ 19,487	$ (306,891)

Denominator:
Weighted average number of shares outstanding – basic and diluted	14,718,113	15,979,356	14,846,757	16,828,165

EPS:
Basic:
Continuing operations	$ (0.02)	$ (0.01)	$ 0.00	$ 0.04
Discontinued operations	- . --	(0.05)	- . --	(0.06)
Net income (loss)	$ (0.02)	$ (0.06)	$ 0.00	$ (0.02)

Diluted
Continuing operations	$ (0.02)	$ (0.01)	$ 0.00	$ 0.04
Discontinued operations	- . --	(0.05)	- . --	(0.06)
Net income (loss)	$ (0.02)	$ (0.06)	$ 0.00	$ (0.02)

5.	DEPOSITS AND PREPAID ITEMS

Deposits and prepaid items consist of the following:

	September 30,	December 31,
	2010	2009
Deposits with suppliers	$ 1,574,566	$ 761,653
Advanced employee commissions	452,994	--
Prepaid expenses and current portion of note receivable	466,267	345,365
Deposits and prepaid items	$2,493,827	$1,107,018

 ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2010, the Company initiated a compensation plan for a part of its sales force.  Employees in this unit are solely compensated by commission.  Commission payments are treated as an asset (“Advanced employee commissions”) and are expensed at the time of client’s travel when the related revenue is recognized.  Other sales employees, in accordance with the existing compensation plan, are paid a salary with a bonus which are expensed immediately.

6.	INTANGIBLE ASSETS, NET

Intangible assets are capitalized at their respective cost and are amortized at their estimated useful lives ranging from four to fifteen years.  The Company conducts its annual tests for impairment during the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate that they may be impaired.

Intangible assets consist of the following:

	September 30,	December 31,
	2010	2009
Trade names Customer lists and relationships	$ 203,322 2,081,908	$ 186,322 1,601,329
	2,285,230	1,787,651
Less: Accumulated amortization	(1,075,469)	(711,336)
Intangible assets, net	$ 1,209,761	$ 1,076,315

Amortization expense for the quarters ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009 was $130,330, $91,837, $364,133 and $253,281, respectively.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2010	December 31, 2009
Accounts payable	$ 2,122,438	$ 1,687,448
Accrued compensation	436,819	374,552
Accrued professional fees	91,682	94,132
Other accrued expenses	--	67,231
Total	$ 2,650,939	$ 2,223,363

 ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	STOCK REPURCHASES

On August 1, 2008, the Company announced that its Board of Directors had approved a program to repurchase of up to $200,000 of our common stock which would be funded from available working capital and subject to the rules and regulations of the SEC and other applicable legal requirements. The plan does not require us to acquire a specific number of shares and may be suspended from time to time or discontinued. As initially adopted, the program did not extend beyond June 30, 2009.  On March 2, 2009 the Company announced that its Board of Directors authorized the repurchase of an additional $150,000 of our common stock to be funded from available working capital and subsequently extended the program until December 31, 2010.

During the nine months ended September 30, 2010, the Company entered into agreements with three shareholders to purchase 30,000 shares, 100,000 shares and 18,900 shares respectively, and one affiliate to purchase 200,000 shares of the Company’s common stock from the Company’s working capital. All repurchased shares had been retired as of September 30, 2010. These repurchase transactions, totaling $199,340, are not part of the Company’s previously announced repurchase programs.

9.	STOCK BASED COMPENSATION

The 2005 Management and Director Equity Incentive and Compensation Plan (the “Plan”) provides for the grants of stock options, restricted stock, performance-based and other equity-based incentive awards to directors, officers and key employees. Under this Plan, stock options must be granted at an option price that is greater than or equal to the market price of the stock on the date of the grant. If an employee owns 10% or more of the Company’s outstanding common stock, the option price must be at least 110% of the market price on the date of the grant. Options granted under this Plan become exercisable in accordance with the terms of the grant as determined by a committee of the Company’s Board of Directors. All options granted to date expire no more than five years following the date of grant. All stock option grants currently outstanding vested either on the date of grant or will vest two years from the date of grant, provided that the individual is continuously employed with the Company. All outstanding restricted stock grants vest 20% upon grant and ratably over the successive four years, subject to continued employment with the Company.

No stock options were granted during the three months and nine months ended September 30, 2010.

A summary of the activity in our Plan for the nine months ended September 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2009	2,402,400	$ 1.39
Granted	-	0.00
Canceled	-	0.00
Exercised	-	0.00
Options outstanding at September 30, 2010	2,402,400	$ 1.39

Compensation cost recognized for the three months and nine months ended September 30, 2010 and 2009 was $0, $15,568, $1,093 and $49,326, respectively.

 ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2010, all awards granted under our option plan had vested resulting in no future stock based compensation expense to be recognized. At September 30, 2010, 2,402,400 shares of common stock at weighted average strike price of $1.39 per share were exercisable.

For the quarter ended September 30, 2010, no restricted shares were granted to employees and directors under the Plan. Compensation expense for the nine months ended September 30, 2010 and 2009 related to the restricted share grants was $15,230 and $15,570, respectively.

10.	INCOME TAXES

The provision (benefit) for income taxes from continued operations for the three months ended and nine months ended September 30, 2010 and 2009 consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Current:
Federal	$ (173,510)	$ (2,470)	$ (72,643)	$ (2,470)
State	(34,001)	(1,192)	(21,135)	(792)
	(207,511)	(3,662)	(93,778)	(3,262)
Deferred:
Federal	40,113	3,696	51,081	446,424
State	6,670	377	8,494	74,235
	46,783	4,073	59,575	520,659
Provision/(Benefit) for income taxes	$ (160,728)	$ 411	$ (34,203)	$ 517,397

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0) %	35.0%
State income taxes	(3.6)	(3.6)	(3.6)	3.6
Tax effect of non deductible items	1.1	4.3	43.1	2.2
True-ups	0.0	37.4	(231.7)	4.8
Other	(3.0)	(2.8)	(5.2)	(0.3)
Effective tax (benefit) rate	(34.5)%	0.3%	(232.4)%	45.3%

The effective tax rate was greater than the statutory rate for the nine months ended September 30, 2010 primarily as a result of a true-up of the 2009 book provision to the 2009 federal tax return, related to the disposal of assets associated with La Tours and Thoroughbred with a higher tax basis than financial reporting basis and that a temporary difference was never recognized.  The tax rate of .3% in the third quarter of 2009 and 45.3% for the nine months ended September 30, 2009 was due to an adjustment of prior year federal taxes.

ONLINE VACATION CENTER HOLDINGS CORP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

	September 30, 2010	December 31, 2009
Net operating loss carryforwards and AMT tax credit	$ 7,763	$ 7,763
Depreciation and amortization	(389,531)	(302,828)
Accruals and other	160,038	132,910
Deferred income tax (liability), net	$ (221,730)	$ (162,155)

The net deferred tax assets and liabilities are comprised of the following:

	September 30, 2010	December 31, 2009
Current	$ 60,498	$ 33,442
Non-current	(282,228)	(195,597)
Net deferred tax (liability)	$ (221,730)	$ (162,155)

11.	COMMITMENTS AND CONTINGENCIES

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

We generate revenues from:

●	commissions on cruises
●	commissions on other travel related products
●	commissions on travel insurance
●	advertising and marketing services provided to travel suppliers

We currently market our services by:

●	producing travel-related publications for consumers
●	telemarketing to our existing customer base
●	direct mailing to our existing customer base as well as targeted prospects

●	e-mail communications to our subscription base

Operating expenses include those items necessary to advertise our services, produce our marketing materials, maintain and staff our travel reservation and fulfillment center including technological enhancements, payroll, commissions and benefits, telephone, ticket delivery, general and administrative expenses, rent and computer maintenance fees.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Continuing operations:

Revenues increased by $269,899, 17.2%, to $1,841,783 for the three months ended September 30, 2010 (“the third quarter of 2010”) compared with $1,571,884 for the three months ended September 30, 2009 (“the third quarter of 2009”).  The increase is attributable to an increase in commission revenues, marketing and publishing revenues.

Selling and marketing expenses increased by $213,815, 38.6%, to $767,190 for the third quarter of 2010 compared with $553,375 for the third quarter of 2009.  The increase is primarily attributable to an increase in sales staff compensation, commensurate with our increase in revenues, and marketing material expenses.  Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses increased by $346,733, 33.6%, to $1,378,215 for the third quarter of 2010 compared with $1,031,482 for the third quarter of 2009.  The increase is primarily attributable to an increase in non sales staff compensation, professional and credit card processing fees and travel expenses.  General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the third quarter of 2010 was $163,772 compared with $121,691 for the third quarter of 2009.  Amortization expense increased by $38,493 during the third quarter of 2010, as a result of an increase in the amortization expense of the Dunhill subscriber list.

Net interest income decreased to $1,977 for the third quarter of 2010 compared with $2,859 for the third quarter of 2009. The decrease in net interest income for the third quarter of 2010 was primarily attributable to an economic environment of lower market rates of interest paid on our cash balances.

Our loss before income tax benefit was $465,417 in the third quarter of 2010 compared with a loss before for income tax benefit of $131,805 in the third quarter of 2009.  These results are primarily attributable to the increase in general and administrative expenses, selling and marketing costs and depreciation and amortization expenses offset by an increase in revenues during the third quarter of 2010.

The benefit for income taxes increased to a benefit of $160,728 for the third quarter of 2010 compared with a provision for income taxes of $411 for the third quarter of 2009.  The increase in benefit is related to a decrease in income before income taxes of $333,612 during the third quarter of 2010.  The benefit rate in the third quarter of 2010 was 34.5% as compared to a tax rate of .3% in the third quarter of 2009 was due to an adjustment of prior year’s federal taxes in the third quarter of 2009.

As a result of the foregoing, our loss from continuing operations was $304,689 for the third quarter of 2010 compared with a loss from continuing operations of $132,216 for the third quarter of 2009.

Nine Months Ended September 30, 2010 compared to Nine Months Ended September 30, 2009

Continuing Operations

Revenues decreased by $59,246, 1.0%, to $6,463,095 for the nine months ended September 30, 2010 compared with $6,522,341 for the nine months ended September 30, 2009.  The decrease is attributable to a decrease in commission revenues offset by an increase in publishing and marketing revenues.

Selling and marketing expenses increased by $429,952, 24.6% to $2,176,534 for the nine months ended September 30, 2010 compared with $1,746,582 for the nine months ended September 30, 2009.  The increase is attributable to an increase in marketing material expenses and sales staff compensation during the nine months ended September 30, 2010.  Selling and marketing expenses primarily consist of sales staff compensation and costs to produce marketing materials.

General and administrative expenses increased by $555,265 or 16.9% to $3,850,140 for the nine months ended September 30, 2010 compared with $3,294,875 for the nine months ended September 30, 2009.  The increase is primarily attributable to an increase in compensation costs, professional and credit card processing fees.  General and administrative expenses primarily include management and non sales staff compensation, professional services, and occupancy costs.

Depreciation and amortization expense for the nine months ended September 30, 2010 was $456,252 compared with $343,941 for the nine months ended September 30, 2009.  Amortization expense increased by $110,852 during the nine months ended September 30, 2010 as a result of the increase in the amortization expense of the Dunhill subscriber list.

Net interest income decreased to $5,115 for the nine months ended September 30, 2010 compared with $5,921 for the nine months ended September 30, 2009.

Our loss before benefit for income taxes was $14,716 for the nine months ended September 30, 2010 compared with our income before provision for income taxes of $1,142,864 for the nine months ended September 30, 2009.  The decrease in income before income taxes is due to a decrease in revenues, an increase in general and administrative expenses, selling and marketing expenses and depreciation and amortization expense.

The provision for income taxes decreased from $517,397 for the nine months ended September 30, 2009 to a tax benefit of $34,203 for the nine months ended September 30, 2010.  The decrease is directly related to the decrease in results from operations where loss before income tax benefit was $14,716 for the nine months ended September 30, 2010 compared with income before income taxes of $1,142,864 for the nine months ended September 30, 2009.  The tax benefit rate for the nine months ended September 30, 2010 was 232.4% as a result of a true-up of the 2009 income tax provision with the 2009 federal tax return.  The tax rate for the nine months ended September 30, 2009, 45.3%, was higher than the statutory rate because of an adjustment of prior year federal taxes in the third quarter of 2009.

As a result of the foregoing, our income from continuing operations for the nine months ended September 30, 2010 was $19,487 compared with income from continuing operations of $625,467 for the nine months ended September 30, 2009.

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

The results of operations and cash flows of La Tours, Thoroughbred and La Fern have been removed from the results of continuing operations for the three months and nine months ended September 30, 2009.  The results of operations of La Tours, Thoroughbred and La Fern for the three months and nine months ended September 30, 2009 are as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenues	$ 159,385	$ 382,480
Impairment charges - intangibles	103,923	103,923
Impairment charges - goodwill	1,170,191	1,170,191
(Loss) before income taxes	(1,421,137)	(1,525,507)
Income tax benefit	(547,794)	(590,149)
(Loss) from discontinued operations	$ (873,343)	$ (932,358)

As a result of the foregoing, our net loss was $304,689 for the third quarter of 2010 compared with net loss of $1,005,559 in the third quarter of 2009.  Our net income for the nine months ended September 30, 2010 was $19,487 compared with a net loss of $306,891 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Cash at September 30, 2010 was $2,997,256 compared with $2,721,658 at December 31, 2009.  The primary source of our liquidity and capital resources has come from cash provided by our operations.

Cash flows provided by continuing operating activities for the nine months ended September 30, 2010 and 2009 were $1,043,619 and $1,781,747, respectively.  The decrease of $738,128 in 2010 was attributable to a decrease of income from continuing operations of $605,980, a decrease in cash provided by working capital items of $196,989 offset by an increase in non-cash operating items of $64,841.

Cash flows used in continuing investing activities for the nine months ended September 30, 2010 increased to $551,070 from $451,414 for the nine months ended September 30, 2009. The primary reason for the increase in cash out flows was related to purchases of intangible assets offset by a decrease in capital expenditures during the nine months ended September 30, 2010.

Cash flows used in financing activities decreased to $216,951 for the nine months ended September 30, 2010 compared with $1,154,873 for the nine months ended September 30, 2009. The primary decrease in cash outflows was due to a decrease of repurchases of our common stock of $836,983 and the absence of any repayment obligations under notes issued in conjunction with acquisition transactions.

Cash flows provided by discontinued operations, solely from operating activities for the nine months ended September 30, 2009 totaled $425,300.

At September 30, 2010, we had a working capital of $1,020,469 as compared to working capital of $1,235,560 at December 31, 2009, a decrease of working capital of $215,091. We had an accumulated deficit of $1,237,267 at September 30, 2010, a decrease of $19,487 from December 31, 2009.

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

We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see "Footnote 2 -  Summary of Significant Accounting Policies" in our audited financial statements for fiscal 2009 included in our 2009 Annual Report filed with the SEC on March 29, 2010.

ITEM 4. – CONTROLS AND PROCEDURES

We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of September 30, 2010, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to Company purchases made of its common stock during the third quarter of the 2010 fiscal year:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plan or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2010 – July 31, 2010	--	$ -.---	--	$ 232,899
August 1, 2010 – August 31, 2010 (2)	130,000	$ 0.600	--	$ 232,899
September 1, 2010 – September 30, 2010	--	$ -.---	--	$ 232,899
Total	130,000	$ 0.600	--	$ 232,899

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

2.
On August 10, 2010, we entered into agreements with Reginald Flosse and a shareholder to purchase 100,000 and 30,000 shares, respectively, of the Company’s common stock at a purchase price of $0.60 per share. The purchase price was paid from our working capital.  Reginald Flosse is an affiliate of the Company and holds more than 10% of our issued and outstanding stock.  This repurchase transaction is not part of our previously announced repurchase program.

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

Date: November 11, 2010